Form 10-K
period 1998-12-31
MODEM MEDIA POPPE TYSON INC
filed 1999-03-30
CIK 1024787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                          Commission File No. 0-21935

                               ----------------

                        Modem Media . Poppe Tyson, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              06-1464807
       (State of incorporation)            (I.R.S. Employer Identification
                                                       Number)

                                230 East Avenue
                               Norwalk, CT 06855
                                (203) 299-7000
             (Address of principal executive offices and zip code)

          Securities registered pursuant to Section 12(b) of the Act:

 Class A Common Stock, $0.001 par value, traded on the Nasdaq National Market

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Company's Class A Common Stock held by non-affiliates as of March 19, 1999, computed by reference to the closing price of such stock, was approximately $96,417,741.

  There were 5,422,826 shares of the Registrant's Class A Common Stock, $.001 par value, and 5,648,624 shares of the Registrant's Class B Common Stock, $.001 par value, outstanding as of March 19, 1999.

                     Documents Incorporated by Reference:

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item Description                                                          Page
 ---- -----------                                                          ----

 PART I
  1   Business..........................................................     1
  2   Properties........................................................     7
  3   Legal Proceedings.................................................     7
  4   Submission of Matters to a Vote of Security Holders...............     7
 PART II
  5   Market for Registrant's Common Equity and Related Stockholder
      Matters...........................................................     7
  6   Selected Financial Data...........................................     7
  7   Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................     9
  7A  Quantitative and Qualitative Disclosures About Market Risk........    17
  8   Financial Statements and Supplementary Data.......................    18
  9   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    18
 PART III
 10   Directors and Executive Officers of the Registrant................    18
 11   Executive Compensation............................................    20
 12   Security Ownership of Certain Beneficial Owners and Management....    22
 13   Certain Relationships and Related Transactions....................    23
 PART IV
 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    27
      Index to Exhibits.................................................    27
      Signatures........................................................    30

                                    PART I

ITEM 1. BUSINESS

  This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. The actual results of Modem Media . Poppe Tyson, Inc. ("Modem Media") could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein.

Overview

  Modem Media is an internet marketing company that attracts, acquires and retains customers for global clients. Modem Media creates marketing programs that are delivered over the Internet and other electronic media, and that facilitate two-way communication between its clients and their customers. Modem Media refers to these programs as "digital interactive marketing solutions". By developing marketing programs that incorporate advanced communication technologies, Modem Media enables its clients to establish, retain and manage customer relationships. Marketing programs offered by Modem Media include the design and implementation of electronic business programs that utilize the Internet to enable its clients to acquire, communicate with and service customers, thereby increasing the value of their globally-recognized brands. Modem Media combines its substantial expertise in strategic marketing, creative design and digital technology to deliver on a worldwide basis a complete range of digital interactive marketing services, including strategic consulting and research, website design, electronic commerce and electronic customer communication services, interactive advertising, and data collection and analysis.

  Modem Media's marketing programs are designed to enable its clients to target narrowly-defined market segments, provide their customers with detailed product and service information, sell products and services, and provide post-sale customer support electronically, and promote consumer interest in their entire product lines. Marketing programs developed by Modem Media are delivered primarily through the Internet, but also through other digital channels such as corporate intranets, proprietary online services, CD-ROMs and interactive kiosks. Modem Media has received numerous industry awards for its interactive marketing campaigns, websites, banner advertisements and CD-ROMs, including the Zima.com campaign and website, the AT&T Olympic Games Connection Website, the AT&T "Intermercial" Campaign, the AT&T Worldnet CD-ROM, the iVillage.com "About Work" campaign, the Sony PlayStation campaign and the Diet Pepsi "Convert a Million" campaign. In 1998, Modem Media won the "Interactive Agency Of The Year" award from the Internet Advertising Bureau, a trade association, and Modem Media is the only company to win two consecutive "CASIE" awards for interactive marketing.

  Modem Media focuses on promoting long-term client relationships by devising programs that can be integrally linked to its clients' business functions. Modem Media believes that interactive technologies, which provide its clients with the ability to establish highly specific, direct communications with their customers, are becoming an increasingly important component of successful marketing strategies. Accordingly, Modem Media works primarily with a select group of established Fortune 500 clients committed to interactive marketing, as well as companies with new online business models. During the year ended December 31, 1998, Modem Media's ten largest clients with whom we have a continuing relationship measured by revenue were: AT&T; Citibank; Delta Air Lines; IBM; Intel; JC Penney; John Hancock; Kraft; Sony and Unilever.

Company Background

  Modem Media's predecessor, Modem Media Advertising Limited Partnership ("the Modem Partnership"), was founded more than ten years ago by pioneers in interactive marketing and electronic commerce. Modem Media is the result of the combination of three separate businesses, the Modem Partnership, the Northern Lights Interactive division of True North Communications Inc. ("True North") and the strategic interactive marketing operations of Poppe Tyson, Inc. In October 1996, True North formed Modem Media as a subsidiary to acquire the Modem Partnership and to combine it with True North's interactive marketing operations. In 1998, True North agreed to transfer to Modem Media the strategic interactive marketing operations of Poppe Tyson, Inc., another True North subsidiary, in exchange for all operations originally contributed in 1996, other than Northern Lights Interactive. This combination was completed effective October 1, 1998. The historical financial results of the strategic interactive marketing operations of Poppe Tyson, Inc. have been prepared on a carved-out basis, and are included in the consolidated financial statements of the Company from December 31, 1997, the date of the merger of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Bozell"), the former parent of Poppe Tyson, Inc. ("Poppe Tyson"), with True North.

Services

  Modem Media is an internet marketing company that attracts, acquires and retains customers for global clients. Modem Media combines its expertise in strategic marketing, technology and digital design and production to create innovative marketing and customer management for its clients on a worldwide basis. Modem Media offers its clients a wide range of digital interactive marketing services such as strategic consulting and research, website design, electronic commerce and electronic customer communication services, interactive advertising and data collection and analysis. By offering these services Modem Media has positioned itself to develop and manage all aspects of a client's internet marketing activities from strategy to execution.

  Modem Media focuses on making its digital interactive marketing solutions an integral part of its clients' marketing strategies in order to promote long-term client relationships. Modem Media uses dedicated client service teams with experience in consulting, creative, media, technology and production disciplines, led by experienced account directors, to provide its integrated digital marketing communication services. Modem Media's proven processes and methodologies for executing client work, developed over a decade, enable it to undertake interactive projects, monitor progress and measure the return on its clients' investment in interactive marketing campaigns. Modem Media incorporates client feedback into successive strategic marketing campaigns and programs to further improve and build upon online customer relationships.

  Client initiatives are guided by Modem Media's strategic account management team through a four-point service framework that includes strategic consulting and research, strategy development and planning, interactive marketing program execution, and continuous program measurement and data analysis, as described below:

  Strategic Consulting and Research. Modem Media provides clients with diagnostic analysis to guide their enterprise-wide interactive marketing efforts. Services include custom research, online marketing research, and strategic consulting. These services are aimed at:

  . identifying and prioritizing interactive opportunities to strengthen customer relationships;

  . creating strategies to position and brand products in order to create a competitive advantage; and

  . reducing marketing communication costs through the creative application of interactive technologies.

  In addition, a rigorous methodology is used to evaluate current customers reached by the Internet. Modem Media's strategic business consultants and research professionals prepare clients to develop interactive communication programs that effectively and efficiently connect the clients' customers to their products, services, market position and brand equity.

  Strategy Development and Planning. Modem Media works with clients to define interactive marketing strategies and plans, and seeks to identify concepts that will maximize these strategies. In formulating detailed program plans, Modem Media combines creative marketing concepts and interactive technology to provide customized marketing programs for its clients. The concepts and plans articulated by Modem Media provide the basis for the development of interactive marketing programs.

  Interactive Marketing Program Execution. Based on the interactive strategy and concepts, Modem Media works with clients to jointly design specific solutions, determine roles and responsibilities for development work, and manage the use and flow of data in creating interactive marketing programs distributed across the following channels:

  . websites, where Modem Media creates or services entire websites for clients;

  . banner advertising, where Modem Media creates discrete "banner" size advertisements for clients to be posted on the websites of others; and

  . e-mail, where Modem Media designs and enables client advertising by means of both in-bound and out-bound electronic mail messages.

  Modem Media assembles a development team consisting of account, creative, production and media professionals to service clients and execute programs. The team then helps define the components for the solutions and the required data from client systems, and performs the required systems integration to architect and build the solutions. Modem Media's programs may incorporate advertising and promotion services, and are often enabled for e-commerce, e-care and other value added utilities known in our industry as "e-business." Modem Media designs, develops, creates, maintains and updates the various components of each solution as required, consistent with the client's interactive strategy on a global basis. Modem Media believes that the key to successful interactive marketing is the incorporation of a participatory experience through services and utilities that seamlessly integrate the brand into the three platform channels (website, banner advertising and e-mail) that occupy the majority of the client's customers time online.

  Program Measurement and Data Analysis. Modem Media's data specialists collect, manage and analyze data that results from interactions between clients' marketing programs and their customers. Through usage and yield analysis of traffic and sales transactions, Modem Media is able to gather valuable insights into the effectiveness of digital marketing communication programs as well as the segmentation of customer profiles. This acquired knowledge of customer behavior and transaction patterns enables Modem Media to further devise, design and implement targeted marketing programs aimed at increasingly efficient customer acquisition and retention and additional sales and marketing opportunities.

  Continuous Program Improvement. Through strategic marketing initiatives and ongoing programs for its clients, Modem Media has positioned itself to gain insights into its clients' businesses. Modem Media uses the information it collects in performing program measurement and data analysis to help its clients improve their customer management programs and channels, continuously improve the effectiveness of their digital interactive marketing programs, and adapt and deploy these programs globally. Modem Media believes that its continuous program improvement builds the foundation for recurring client business.

Modem Media Clients

  Modem Media's clients consist primarily of organizations whose businesses are impacted by rapidly changing digital media and interactive communications technologies, and range from Fortune 500 companies to emerging companies with online business models. Modem Media's services for these clients include strategic marketing assignments as well as global digital interactive marketing and sales programs combining various platforms and services. Our results of operations and our business depend on our relationship with a limited number of large clients. Set forth below is the percentage of revenues on a pro forma basis during the fiscal years ended December 31, 1998 and 1997 for each of the clients that accounted for more than 10% of our revenues and for our ten largest clients combined:

                                                     Year Ended    Year Ended
                                                    December 31,  December 31,
                         Client                         1998          1997
                         ------                     ------------ ---------------
      AT&T.........................................    20.7%          31.4%
      Citibank.....................................    12.8%     (less than 10%)
      Ten largest clients combined.................    76.0%          74.4%

  The following is a list of our ten largest clients measured by revenues for the twelve months ended December 31, 1998 with whom Modem Media has a continuing relationship, showing the year in which we began providing services to each client and the primary industries served by these clients:

     Communications                     Financial Services
       AT&T (1992)                         Citibank (1997)
                                         John Hancock (1996)



     Computer Hardware                  Travel
        Intel (1997)                       Delta Air Lines (1995)
        IBM (1997)


     Consumer Products/Retail
        Kraft (1996)
        JC Penney (1989)
        Sony (1997)
        Unilever (1997)

  Modem Media's clients ordinarily hire Modem Media on an assignment basis rather than on a retainer basis. Accordingly, Modem Media does not have long-term contracts with its clients. As a result, Modem Media's clients generally have the right to terminate their relationships with Modem Media without penalty and on relatively short or no notice. Once an assignment is completed there can be no assurance that a client will engage Modem Media for further services. For example, Modem Media provides services to AT&T and Citibank pursuant to one-year, renewable contracts that provide the general parameters of the relationship only. AT&T or Citibank may terminate its agreement with Modem Media upon 90 days' prior written notice to Modem Media. While Modem Media is not aware of plans by any of its significant clients to terminate their use of Modem Media's services, the termination of Modem Media's business relationship with any of its significant clients, including AT&T or Citibank, or a material reduction in the use of Modem Media's services by a significant client, could have a material adverse effect on Modem Media's business, financial condition or results of operations.

  Conflicts of interest between clients and potential clients are inherent in the marketing communications industry. Moreover, as is customary in the marketing communications industry, we have entered into formal exclusivity arrangements with many of our largest clients that restrict our ability to provide services to competitors of these clients. Even in the absence of such arrangements, we have in the past been, and may in the future be, unable to take on new clients because such opportunities would require us to provide services to direct competitors of our existing clients.

Use of Technology

  Modem Media's background in developing e-commerce solutions for online services, the skills of its technology professionals and its legacy of firsts have helped Modem Media to utilize technology to further the business and marketing objectives of its client base. Modem Media utilizes technology to implement its clients' interactive marketing efforts and to help its clients manage their customer relationships.

  Modem Media makes extensive use of third-party technologies and applications as part of the solutions it engineers for its clients. Modem Media has utilized third-party technology in order to perform several essential business and marketing functions for its clients, including credit card processing, ad serving, e-mail management, data warehousing, order fulfillment and data processing. Utilizing third-party technology greatly reduces the cost of the solutions Modem Media provides for its clients, while increasing their scalability as well as the speed with which Modem Media can bring them to market. Modem Media intends to continue incorporating advanced third-party technologies into its service offerings as the interactive marketing needs of its clients evolve.

  The technologies used in digital interactive marketing are developing rapidly and are characterized by evolving industry standards as well as frequent new product and service introductions and enhancements. There can be no assurance that the technologies we use and the expertise gained in those technologies will continue to be applicable in the future. There can be no assurance that we can correctly identify which technologies will achieve market acceptance, that such new technologies will be made available to us or that such technologies can be economically applied by us on a timely basis. The inability to identify new and existing technologies and apply expertise in a timely manner to subsequent projects and respond to both evolving demands of the marketplace and competitive product and service offerings could have a material adverse effect on our financial performance.

Management Information Systems

  Modem Media is currently implementing various aspects of its service delivery infrastructure, which includes financial and project management systems. Modem Media believes that these systems will enhance its ability to manage its engagements and monitor the utilization of its professional staff. In addition, Modem Media is in the process of installing a secure global network which will provide access to Modem Media's proprietary corporate memory application, which management believes will significantly improve consistent handling of clients and business development efforts globally. The above, coupled with Modem Media's existing proprietary process for service delivery across Modem Media, will further improve client and business management globally.

Competition

  The market for our services is very competitive and highly fragmented and is characterized by pressures to incorporate new capabilities, accelerate job completion schedules and reduce prices. We face competition from a number of sources, including traditional advertising and marketing firms, project-oriented interactive marketing firms and information technology service providers. Modem Media's primary competitors include Agency.com, Grey New Technologies, iXL, Think New Ideas and USWeb/CKS. Many traditional advertising agencies have also started to develop digital media and interactive communications capabilities. In this regard, True North may decide to provide its traditional advertising clients with interactive marketing solutions that compete with the services provided by Modem Media. Moreover, certain project-oriented interactive marketing firms and information technology service providers provide Internet consulting, corporate identity and packaging, production, advertising and website design services, and are technologically proficient in the digital media and interactive communications fields. In addition, in-house marketing and information systems departments and graphic design companies compete with certain portions of our business.

  Some of our competitors and potential competitors have longer operating histories, longer client relationships, and greater financial, management, technology, development, sales, marketing and other resources than we do. Competition depends to a large extent on clients' perceptions of the quality and creativity as well as the technical proficiency of our digital interactive marketing services and those of our competitors. We also compete on the basis of price and the ability to serve clients on a broad geographic basis. To the extent we lose clients to our competitors because of dissatisfaction with our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

  There are relatively low barriers to entry in the digital interactive marketing industry, primarily because it is a service industry that requires minimal capital expenditures from new entrants. We expect that we will face additional competition from new market entrants. There can be no assurance that existing or future competitors will not develop or offer digital interactive marketing services and products that provide significant performance, price, creative, technological or other advantages over our services, any of which could have a material adverse effect on our future operating performance.

Intellectual Property

  Modem Media's ability to anticipate and rapidly adapt its services to capitalize on emerging technologies is important to establishing and maintaining a technology leadership position. There can be no assurance that Modem Media will correctly identify which technologies will achieve market acceptance, that such new technologies will be made available to Modem Media or that such technologies can be economically applied by Modem Media on a timely basis. Despite Modem Media's efforts to control access to its technologies, it may be possible for a third party to copy or otherwise obtain and use Modem Media's technologies without authorization, or to develop similar or superior services or technologies independently. In addition, effective copyright, trade secret and patent protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce Modem Media's intellectual property rights, to protect Modem Media's trade secrets, to determine the validity and scope of the rights to technologies of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Modem Media's business, financial condition or results of operations.

  Modem Media . Poppe Tyson, Inc., Modem Media, Poppe.com, and Northern Lights Interactive are trademarks or tradenames of Modem Media.

Government Regulation

  The marketing communications industry is subject to extensive government regulation, both domestic and foreign, with respect to the truth in and fairness of advertising. Modem Media must comply with Federal Trade Commission regulations with respect to the marketing of products and services and similar state regulations. In addition, there has been an increasing tendency in the United States on the part of businesses to resort to the judicial system to challenge comparative advertising of their competitors on the grounds that the advertising is false and deceptive.

  Although there are currently few laws or regulations directly governing access to or commerce on the Internet, due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers. The adoption of any such laws or regulations could affect the costs of communicating on the Internet and adversely affect the growth in use of the Internet, or decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for Modem Media's services or otherwise have a material adverse effect on Modem Media's business, results of operations and financial condition.

Employees

  In order to maintain high levels of creativity and quality, Modem Media places great importance on recruiting and retaining talented employees. As of December 31, 1998, Modem Media had approximately 400 full-time employees. Modem Media also hires temporary employees and contract service providers as necessary. None of Modem Media's employees is represented by a labor union, and Modem Media considers its employee relations to be good.

  Modem Media's success will depend to a significant degree on the continuing contributions of members of its senior management, including Gerald M. O'Connell, its Chief Executive Officer, and Robert C. Allen, II, its President, and its key account management, marketing, creative and technology development personnel, as well as its ability to attract and retain highly skilled personnel in all job categories. Competition for qualified personnel in the digital interactive marketing industry is intense. Modem Media has at times experienced, and continues to experience, difficulty in recruiting sufficient numbers of qualified personnel. Although Modem Media's executive officers have entered into employment agreements with Modem Media which contain non-competition provisions, there can be no assurance that any of these executives will not voluntarily terminate their employment with Modem Media. The loss of the services of any senior management or other key employee or the inability to attract and retain additional personnel as required could adversely affect Modem Media's business, financial condition or results of operations. If one or more of Modem Media's key employees resign from Modem Media to join a competitor or to form a competing company, the loss of such personnel or the related loss of potential clients, and the fact that there can be no assurance that Modem Media would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices, procedures or client lists, could have a material adverse effect on Modem Media's business, financial condition or results of operations.

ITEM 2. PROPERTIES

  Modem Media's headquarters are located in Norwalk, Connecticut and use approximately 54,300 square feet of leased office space. Pursuant to the lease agreement, such space will be increased to 79,300 square feet in May of 2000. This lease expires in January of 2009. Modem Media also has an option to lease additional office space in this facility as it becomes available provided that the exercise of such option occurs at least one year prior to the expiration of the lease. Modem Media maintains additional offices in New York City, Chicago, San Francisco, Toronto, Hong Kong and London.

  Modem Media believes that its current facilities, along with facilities currently subject to negotiation, will be adequate to meet Modem Media's requirements for the foreseeable future. There can be no assurance that Modem Media will be successful in obtaining additional space, if required, or if such space is obtained that it will be on terms acceptable to Modem Media.

ITEM 3. LEGAL PROCEEDINGS

  Modem Media is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Modem Media's Class A common stock is listed on the Nasdaq National Market ("Nasdaq") under the symbol "MMPT". This common stock has traded at a high of $55 1/8 and a low of $23 15/16 between the inception of its trading on February 5, 1999 and March 19, 1999. On March 19, 1999, the last sale of Modem Media's Class A common stock on the Nasdaq was $32 1/16 per share. On March 19, 1999, there were 24 shareholders of record of Modem Media's Class A common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of Modem Media should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations data for the fiscal years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from financial statements of Modem Media that have been audited by Arthur Andersen LLP, independent public accountants, which are not included herein. The statements of operations data for the fiscal years ended December 31, 1998, 1997 and 1996 and the balance sheet data as of December 31, 1998 and 1997 are derived from financial statements of Modem Media that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein. As a result of the combination of Modem Media and the strategic interactive marketing operations of Poppe Tyson, and other factors, Modem Media believes that the historical results of operations may not be indicative of the results of operations to be expected in the future. Accordingly, Modem Media has included pro forma results of operations data under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which management believes may be useful to investors in evaluating the performance of Modem Media on an ongoing basis.

  Our pro forma results of operations in the table below assume that the sale of Modem Media's non-strategic interactive marketing operations to True North in connection with the combination of Modem Media and the strategic interactive marketing operations of Poppe Tyson occurred on January 1, 1998.

  The pro forma balance sheet data reflects adjustments for transactions related to Modem Media's initial public offering, including:

  . the sale of the 2,600,000 shares of Class A common stock at the initial public offering price of $16.00 per share in February 1999 and the exercise by the underwriters of their over-allotment option of 390,000 shares at $16.00 per share in March 1999;

  . application of the net proceeds from the offering after deducting underwriting discounts and commissions, estimated offering expenses and $6.0 million which was used to pay indebtedness due and payable to True North upon consummation of the offering; and

  . increased goodwill due to the payment of additional purchase price of $18,518,000 by True North to the former partners of the Modem Partnership upon consummation of the offering. Such increase will result in additional amortization of goodwill of approximately $1,000,000 per year over the next 18 years.

                                                      Actual
                           Pro Forma   -----------------------------------------
                           Year Ended         Year Ended December 31,
                          December 31, -----------------------------------------
                              1998      1998     1997     1996     1995    1994
                          ------------ -------  -------  -------  -------  -----
                          (unaudited)
                                (in thousands, except per-share data)
Statements of Operations
 Data:
Revenues................    $ 42,544   $42,544  $25,497  $ 2,093  $   438  $ --
Salaries and benefits...      29,368    29,368   15,894    1,322      308    --
Office and general......      14,729    14,729    9,038      712      215    --
Amortization of
 goodwill...............       1,768     1,768    1,666      --       --     --
Operating losses
 (income) of True North
 Units Held for
 Transfer...............         --         13    2,180    1,309    1,766   (326)
                            --------   -------  -------  -------  -------  -----
Operating (loss)
 income.................      (3,321)   (3,334)  (3,281)  (1,250)  (1,851)   326
Interest income
 (expense), net.........          29        29      (76)     --       --     --
                            --------   -------  -------  -------  -------  -----
(Loss) income before
 income taxes...........      (3,292)   (3,305)  (3,357)  (1,250)  (1,851)   326
(Benefit) provision for
 income taxes...........        (218)     (102)    (248)    (548)    (873)    70
                            --------   -------  -------  -------  -------  -----
Net (loss) income.......    $ (3,074)  $(3,203) $(3,109) $  (702) $  (978) $ 256
                            ========   =======  =======  =======  =======  =====
Basic and diluted net
 loss per share.........    $  (0.38)  $ (0.43) $ (0.43) $(35.10) $   --   $ --
                            ========   =======  =======  =======  =======  =====
                                                      Actual
                                       -----------------------------------------
                           Pro Forma               December 31,
                          December 31, -----------------------------------------
                              1998      1998     1997     1996     1995    1994
                          ------------ -------  -------  -------  -------  -----
                          (unaudited)
Balance Sheet Data:
Cash....................    $ 45,283   $ 7,824  $ 7,056  $ 2,726  $   --   $ --
Working capital
 (deficit)..............      37,542    (5,917)   3,269    3,428      548    --
Total assets............     125,924    71,286   59,024   54,022      753    256
Capital lease
 obligations, less
 current portion........         323       323      472      193      --     --
Related party
 obligations, less
 current portion........         --        --     9,346    6,000      620    --
Other long-term
 obligations............          19        19       41       55      --     --
Total stockholders'
 equity (deficit).......      96,198    35,560   35,618   40,493     (846)   256

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements herein constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Modem Media to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: a history of operating losses, dependence on a limited number of clients, variability of operating results, the ability to integrate acquired companies, the ability to estimate costs in fixed-fee assignments, the extent to which the interests of Modem Media's controlling stockholder, True North, conflict with Modem Media's interests, the ability to manage future growth, dependence on key management personnel, exclusivity arrangements with clients that may limit the ability to provide services to others, dependence on technology, dependence on the continued growth of the Internet, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by Modem Media that its plans and objectives will be achieved.

Overview

  Modem Media derives substantially all of its revenues from fees for internet marketing services rendered to a select number of Fortune 500 companies and emerging companies with online business models. Modem Media's digital interactive marketing services include:

  .  strategic consulting and research;

  .  strategy development and planning;

  . development of electronic customer service capabilities which Modem Media refers to as "customer management platform development," and

  . continuous monitoring of the quantitative and qualitative effectiveness of services previously provided to clients by Modem Media, which is commonly referred to in Modem Media's industry as "program measurement and analysis."

  A majority of Modem Media's revenues are derived from fixed-fee assignments. Modem Media recognizes revenues as services are rendered. Modem Media reassesses its estimated costs on each project periodically and losses are accrued, on a project-by-project basis, to the extent costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for losses on uncompleted contracts are recognized in the period in which such losses are determined.

  Clients generally hire Modem Media on an engagement basis rather than a retainer basis. Once a project is completed, there can be no assurance that a client will engage Modem Media for future services. As a result, a client that generates substantial revenue for Modem Media in one period may not be a substantial source of revenue in a subsequent period. In addition, Modem Media's clients generally have the right to terminate their relationships with Modem Media without penalty and with relatively short or no notice. The termination of Modem Media's business relationships with any of its significant clients, or a material reduction in the use of Modem Media's services by any such clients, could adversely affect Modem Media's business, financial condition and results of operations. Modem Media's five largest clients accounted for 53.4% and 56.8% of revenues on a pro forma basis for the years ended December 31, 1998 and 1997, respectively. AT&T accounted for 20.7% and 31.4% of Modem Media's revenues on a pro forma basis for the years ended December 31, 1998 and 1997, respectively. In addition, Citibank accounted for 12.8% of Modem Media's revenues on a pro forma basis for the year ended December 31, 1998.

  Salaries and benefits represent the majority of Modem Media's operating expenses. These expenses include salaries, employee benefits, incentive compensation and other payroll-related costs. Office and general is comprised of office rent and utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses.

  Modem Media has experienced operating losses as well as net losses on both a historical and pro forma basis, as defined below, in eight of the twelve quarters in the period January 1, 1996 through December 31, 1998. Although Modem Media has experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. In addition, Modem Media has incurred substantial costs to expand and integrate its operations and intends to continue to invest heavily in ongoing expansion and integration efforts as well as infrastructure development. As a result, including the effect of amortization of goodwill, Modem Media expects to continue to incur operating losses through 1999 and beyond. There can be no assurance that Modem Media will achieve or sustain profitability.

  Modem Media was formed by True North in October 1996 to acquire the Modem Partnership and to combine it with certain of True North's digital interactive marketing operations, including its Northern Lights Interactive division. The Modem Partnership was formed in 1987 by Gerald M. O'Connell, Modem Media's Chief Executive Officer, and Douglas C. Ahlers, Modem Media's Executive Vice President. Effective October 1, 1998, Modem Media acquired the strategic interactive marketing operations of Poppe Tyson from True North in exchange for (i) non-strategic digital interactive marketing businesses originally contributed by True North to Modem Media in 1996, (ii) 809,514 shares of Class B common stock and (iii) the forgiveness of approximately $5.8 million of intercompany payables. This transaction occurred among companies under common control, and, accordingly, has been recorded as of December 31, 1997 (the date of True North's acquisition of the strategic interactive marketing operations of Poppe Tyson) at historical cost. Poppe Tyson was formed in December 1985 as a subsidiary of Bozell, which was acquired by True North in December 1997 in a business combination accounted for under the pooling-of-interests method. See Notes 1, 3 and 16 of Notes to Consolidated Financial Statements of Modem Media
 . Poppe Tyson, Inc. and Subsidiaries.

  The results of operations for Modem Media include the results of:

  .  the Modem Partnership;

  . the digital interactive marketing operations contributed by True North to Modem Media in 1996, including both Northern Lights Interactive and the non-strategic digital interactive marketing businesses that Modem Media sold back to True North effective October 1, 1998; and

  .  the strategic interactive marketing operations of Poppe Tyson,

from their respective dates of acquisition by True North. The results of operations of the businesses that Modem Media sold back to True North effective October 1, 1998 are included in the results of Modem Media through September 30, 1998 and are presented as "Operating Losses of True North Units Held for Transfer" in Modem Media's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

  The financial statements of:

  .  the Modem Partnership as of and for the year ended December 31, 1996;
     and

  . the strategic interactive marketing operations of Poppe Tyson as of and for the years ended December 31, 1997 and 1996 are included herein as the financial statements of the predecessors to Modem Media.

Pro Forma Results of Operations

  The following table sets forth certain pro forma statements of operations data of Modem Media for the years ended December 31, 1998, 1997 and 1996. The pro forma results of operations data of Modem Media presented below assume that the following transactions each occurred on January 1, 1996:

  .  the combination of Modem Media and the Modem Partnership;

  . the acquisition of the strategic interactive marketing operations of Poppe Tyson; and

  . the disposition of the non-strategic digital interactive marketing operations that Modem Media sold back to True North effective October 1, 1998.

  Management believes that the pro forma statements of operations data may be useful to investors in evaluating the financial performance of Modem Media on an ongoing basis. Such pro forma data may not, however, be indicative of the results of operations of Modem Media that actually would have occurred had the transactions reflected in the pro forma results occurred at the beginning of the periods presented, or of the results of operations that may be obtained by Modem Media in the future.

                              Year Ended December 31,
                              ---------------------------
                               1998      1997      1996
                              -------   -------   -------
                                  (unaudited, in
                                    thousands)
     Revenues................ $42,544   $29,422   $20,321
     Salaries and benefits...  29,368    19,244    14,050
     Office and general......  14,729    12,217     6,569
     Amortization of
      goodwill...............   1,768     1,666     1,666
                              -------   -------   -------
     Operating loss..........  (3,321)   (3,705)   (1,964)
     Interest income
      (expense), net.........      29      (121)       16
     (Benefit) provision for
      income taxes...........    (218)       66        68
                              -------   -------   -------
     Net loss................ $(3,074)  $(3,892)  $(2,016)
                              =======   =======   =======

  The following table sets forth certain statements of operations data of Modem Media as a percentage of total revenues on a pro forma basis, as defined, for the periods indicated:

                              Year Ended December 31,
                              ---------------------------
                               1998      1997      1996
                              -------   -------   -------
                                    (unaudited)
     Revenues................   100.0%    100.0%    100.0%
     Salaries and benefits...    69.0      65.4      69.2
     Office and general......    34.6      41.5      32.3
     Amortization of
      goodwill...............     4.2       5.7       8.2
                              -------   -------   -------
     Operating loss..........    (7.8)    (12.6)     (9.7)
     Interest income
      (expense), net.........     0.1      (0.4)      0.1
     (Benefit) provision for
      income taxes...........    (0.5)      0.2       0.3
                              -------   -------   -------
     Net loss................    (7.2)%   (13.2)%    (9.9)%
                              =======   =======   =======

 Pro Forma Year Ended December 31, 1998 Compared to Pro Forma Year Ended December 31, 1997

  Revenues. Pro forma revenues increased $13.1 million, or 44.6%, to $42.5 million for the year ended December 31, 1998 from $29.4 million for the year ended December 31, 1997. Pro forma revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

  Salaries and Benefits. Pro forma salaries and benefits increased $10.2 million, or 53.1%, to $29.4 million for the year ended December 31, 1998 from $19.2 million for the year ended December 31, 1997. Pro forma salaries and benefits represented 69.0% and 65.4% of pro forma revenues for the years ended December 31, 1998 and 1997, respectively. Both the dollar and percentage increases in pro forma salaries and benefits were attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business.

  Office and General. Pro forma office and general increased $2.5 million, or 20.5%, to $14.7 million for the year ended December 31, 1998 from $12.2 million for the year ended December 31, 1997. Pro forma office and general represented 34.6% and 41.5% of pro forma revenues for the years ended December 31, 1998 and 1997, respectively. The dollar increase in pro forma office and general was due primarily to increased occupancy and office support expenses incurred in connection with increases in headcount. The decrease in office and general as a percentage of pro forma revenue was due primarily to higher percentage growth rates in revenue.

  Amortization of Goodwill. Pro forma amortization of goodwill increased by $0.1 million, or 5.9%, to $1.8 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997, as a result of the payment of $3.3 million in additional purchase price for the Modem Partnership in May 1998. Goodwill resulted from the combination of Modem Media with the Modem Partnership in December 1996 (the "Modem Partnership Combination") and is being amortized by Modem Media over a 20-year period. In connection with the Modem Partnership Combination, True North was obligated to pay the former owners of the Modem Partnership an aggregate of up to $18.5 million as additional consideration upon consummation of an initial public offering of Modem Media's equity securities. In connection with the completion of such offering in February 1999, True North paid the additional consideration to the former owners of the Modem Partnership thereby resulting in a corresponding increase in goodwill recorded on the books of Modem Media. Such increase will result in additional amortization of goodwill by Modem Media of approximately $1.0 million per year over the next 18 years.

  Income Taxes. Modem Media had a benefit for income taxes of $0.2 million on a pro forma pre-tax loss of $3.3 million for the year ended December 31, 1998, as compared to a provision for income taxes of $0.1 million on a pro forma pre-tax loss of $3.8 million for the year ended December 31, 1997. The effective income tax benefit rate was 6.6% on a pro forma basis for the year ended December 31, 1998 compared to an effective income tax rate of 1.7% on a pro forma basis for the year ended December 31, 1997. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of foreign subsidiaries on which Modem Media did not recognize a tax benefit.

 Pro Forma Year Ended December 31, 1997 Compared to Pro Forma Year Ended December 31, 1996

  Revenues. Pro forma revenues increased by $9.1 million, or 44.8%, to $29.4 million for the year ended December 31, 1997 from $20.3 million for the year ended December 31, 1996. The increase in pro forma revenues between 1997 and 1996 resulted principally from increased services provided to existing clients, and, to a lesser extent, the addition of new clients. The opening of new offices in the United Kingdom and Hong Kong during the fourth quarter of 1996 and first quarter of 1997, respectively, also contributed to the increase.

  Salaries and Benefits. Pro forma salaries and benefits increased $5.1 million, or 36.2%, to $19.2 million for the year ended December 31, 1997 from $14.1 million for the year ended December 31, 1996. As a percentage of revenues, pro forma salaries and benefits decreased to 65.4% for the year ended December 31, 1997 from 69.2% for the year ended December 31, 1996. The dollar increase in pro forma salaries and benefits was due primarily to company-wide increases in headcount to support new business and the establishment of two international offices. The decrease of pro forma salaries and benefits as a percentage of pro forma revenue is attributable primarily to higher percentage growth rates in revenue.

  Office and General. Pro forma office and general increased $5.6 million, or 84.8%, to $12.2 million for the year ended December 31, 1997 from $6.6 million for the year ended December 31, 1996. As a percentage of revenues, pro forma office and general was 41.5% and 32.3% in 1997 and 1996, respectively. Both the dollar and percentage increases were related to continued infrastructure commitments to expand operations, the opening of new offices in the United Kingdom and Hong Kong during the fourth quarter of 1996 and the first quarter of 1997, respectively, and the recognition of a $0.6 million, non-cash charge in 1997 for the relocation of Modem Media's main office.

  Amortization of Goodwill. Pro forma amortization of goodwill remained constant at $1.7 million in 1997 and 1996. Goodwill resulted from the Modem Partnership Combination and is being amortized over a 20-year period.

  Income Taxes. Modem Media's pro forma provision for income taxes remained constant at $0.1 million on pro forma pre-tax losses of $3.8 and $2.0 million for the years ended December 31, 1997 and 1996, respectively. The effective pro forma income tax rates were 1.7% in 1997 and 3.5% in 1996. These rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of foreign subsidiaries on which Modem Media did not recognize a tax benefit.

Factors Affecting Operating Results

  Modem Media's revenues have historically been higher during the second half of each year as its clients prepare marketing campaigns for products and services launched in anticipation of fall trade shows and the holiday season. During the first quarter of the year, Modem Media has historically experienced revenue declines from the fourth quarter of the preceding year as clients reestablish their annual marketing and advertising budgets. Modem Media expects this variation in revenue to continue in the future.

  Modem Media's operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including the timing of new projects, material reductions, cancellations or completions of major projects, the loss of significant clients, the opening or closing of an office, Modem Media's relative mix of business, changes in Modem Media's pricing strategies or those of its competitors, employee utilization rates, changes in personnel and other factors that are outside of Modem Media's control. In addition, Modem Media has experienced some variation in operating results throughout the year resulting in part from marketing communications spending patterns and business cycles of its clients. As a result, period-to-period comparisons of Modem Media's operating results cannot be relied upon as indicators of future performance.

Historical Results of Operations

Overview

  The following table sets forth certain items from Modem Media's statements of operations data included elsewhere in this Annual Report on Form 10-K.

                                                    Year Ended December 31,
                                                    -------------------------
                                                     1998     1997     1996
                                                    -------  -------  -------
                                                        (in thousands)
     Revenues...................................... $42,544  $25,497  $ 2,093
     Salaries and benefits.........................  29,368   15,894    1,322
     Office and general............................  14,729    9,038      712
     Amortization of goodwill......................   1,768    1,666      --
     Operating losses of True North Units Held for
      Transfer.....................................      13    2,180    1,309
                                                    -------  -------  -------
     Operating loss................................  (3,334)  (3,281)  (1,250)
     Interest income (expense), net................      29      (76)     --
     Benefit for income taxes......................    (102)    (248)    (548)
                                                    -------  -------  -------
     Net loss...................................... $(3,203) $(3,109) $  (702)
                                                    =======  =======  =======

  The following table sets forth certain items from Modem Media's statements of operations data as a percentage of total revenues for the periods indicated:

                                                 Year Ended December 31,
                                                 ---------------------------
                                                  1998      1997      1996
                                                 -------   -------   -------
     Revenues...................................   100.0%    100.0%    100.0%
     Salaries and benefits......................    69.0      62.3      63.2
     Office and general.........................    34.6      35.5      34.0
     Amortization of goodwill...................     4.2       6.5       --
     Operating losses of True North Units Held
      for Transfer..............................     --        8.6      62.5
                                                 -------   -------   -------
     Operating loss.............................    (7.8)    (12.9)    (59.7)
     Interest income (expense), net.............     0.1      (0.3)      --
     Benefit for income taxes...................    (0.2)     (1.0)    (26.2)
                                                 -------   -------   -------
     Net loss...................................    (7.5)%   (12.2)%   (33.5)%
                                                 =======   =======   =======

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues. Revenues increased $17.0 million, or 66.7%, to $42.5 million for the year ended December 31, 1998 from $25.5 million for the year ended December 31, 1997. Revenues increased $6.8 million, or 26.7%, due to the addition of the revenues of the strategic interactive marketing operations of Poppe Tyson as a result of the combination of those operations with Modem Media, and also as a result of increased services provided to existing clients and the addition of new clients. See Note 1 of Notes to Consolidated Financial Statements of Modem Media . Poppe Tyson, Inc. and Subsidiaries.

  Salaries and Benefits. Salaries and benefits increased $13.5 million, or 84.9%, to $29.4 million for the year ended December 31, 1998 from $15.9 million for the year ended December 31, 1997. Salaries and benefits represented 69.0% and 62.3% of revenues for the years ended December 31, 1998 and 1997, respectively. The dollar and percentage increases in salaries and benefits are attributable to a company-wide increase in headcount, partially as a result of the combination of Modem Media and the strategic interactive marketing operations of Poppe Tyson.

  Office and General. Office and general increased $5.7 million, or 63.3%, to $14.7 million for the year ended December 31, 1998 from $9.0 million for the year ended December 31, 1997. Office and general represented 34.6% and 35.5% of revenues for the years ended December 31, 1998 and 1997, respectively. The dollar increase in office and general was due primarily to the addition of office and general expenses of the strategic interactive marketing operations of Poppe Tyson as a result of the combination of these operations with Modem Media ($3.1 million, or 34.4%), as well as increased occupancy and office support incurred in connection with increases in headcount. The decrease in office and general as a percentage of revenue is due primarily to a higher rate of revenue growth than the rate of growth in office and general.

  Amortization of Goodwill. Pro forma amortization of goodwill increased by $0.1 million, or 5.9%, to $1.8 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997, as a result of the payment of $3.3 million in additional purchase price for the Modem Partnership in May 1998. Goodwill resulted from the Modem Partnership Combination and is being amortized by Modem Media over a 20-year period. In connection with the Modem Partnership Combination, True North was obligated to pay the former owners of the Modem Partnership an aggregate of up to $18.5 million as additional consideration upon consummation of an initial public offering of Modem Media's equity securities. In connection with the completion of such offering in February 1999, True North paid the additional consideration to the former owners of the Modem Partnership thereby resulting in a corresponding increase in goodwill recorded on the books of Modem Media. Such increase will result in additional amortization of goodwill by Modem Media of approximately $1.0 million per year over the next 18 years.

  Operating Losses of True North Units Held for Transfer. The operating losses of the non-strategic digital interactive businesses that Modem Media sold back to True North effective October 1, 1998, shown on the face of the financial statements as "Operating Losses of True North Units Held for Transfer," decreased to breakeven during the nine months ended September 30, 1998 (the period prior to their sale to True North) from operating losses of $2.2 million during the year ended December 31, 1997, principally due to the closure of one office and overhead reductions at other locations.

  Income Taxes. Modem Media had a benefit for income taxes of $0.1 million on pre-tax losses of $3.3 million for the year ended December 31, 1998, as compared to a benefit for income taxes of $0.2 million on a pre-tax loss of $3.4 million for the year ended December 31, 1997. The effective income tax benefit rates were 3.1% and 7.4% for the years ended December 31, 1998 and 1997, respectively. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization, the tax effects of the non-strategic digital interactive marketing operations that Modem Media sold back to True North effective October 1, 1998, and, in 1998, losses of foreign subsidiaries on which Modem Media did not recognize a tax benefit.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Revenues. Revenues increased by $23.4 million to $25.5 million for the year ended December 31, 1997 from $2.1 million for the year ended December 31, 1996. The increase in revenues between 1997 and 1996 resulted principally from the Modem Partnership Combination, which was accounted for under the purchase method.

  Salaries and Benefits. Salaries and benefits increased $14.6 million to $15.9 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. As a percentage of revenues, salaries and benefits decreased to 62.3% in 1997 from 63.2% in 1996. The overall increase in salaries and benefits was primarily due to the addition of the Modem Partnership salaries and benefits as a result of the Modem Partnership Combination. The decrease in salaries and benefits as a percentage of revenue was due primarily to higher percentage revenue growth rates compared to salaries and benefits growth rates.

  Office and General. Office and general increased $8.3 million to $9.0 million for the year ended December 31, 1997 from $0.7 million for the year ended December 31, 1996. As a percentage of revenues, office and general was 35.5% and 34.0% in 1997 and 1996, respectively. The overall increase in office and general was due to the addition of the Modem Partnership office and general as a result of the Modem Partnership Combination.

  Amortization of Goodwill. Amortization of goodwill increased to $1.7 million for the year ended December 31, 1997 from zero for the year ended December 31, 1996. Goodwill resulted from the Modem Partnership Combination and is being amortized over a 20-year period.

  Operating Losses of True North Units Held for Transfer. The operating losses of the non-strategic digital interactive marketing operations that Modem Media sold back to True North effective October 1, 1998, shown on the face of the financial statements as "Operating Losses of True North Units Held for Transfer," increased $0.9 million, or 69.2%, to $2.2 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996.

  Income Taxes. Modem Media's benefit for income taxes decreased by $0.3 million to a benefit of $0.2 million on pre-tax losses of $3.4 million for the year ended December 31, 1997 from a benefit of $0.5 million on pre-tax losses of $1.3 million for the year ended December 31, 1996. The effective income tax benefit rate was 7.4% and 43.8% in 1997 and 1996, respectively. These rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization.

Liquidity and Capital Resources

  Modem Media historically has financed its operations primarily from funds generated from operations and borrowings from True North. At December 31, 1998, Modem Media had a non-interest bearing intercompany note payable to True North of $6.0 million, which was repaid in February 1999 from the net proceeds of Modem Media's initial public offering. Pursuant to agreements between True North and its lenders, Modem Media is subject to limitations on indebtedness that could adversely affect Modem Media's ability to secure debt financing in the future.

  Net cash provided by (used in) operating activities was $6.3 million, $6.4 million and $(3.7) million for the years ended December 31, 1998, 1997 and 1996, respectively. The investment in working capital was partially offset by depreciation expense and goodwill amortization, which totaled $3.6 million and $2.9 million for the years ended December 31, 1998 and 1997, respectively.

  Net cash (used in) investing activities was $(4.1) million and $(1.2) million for the years ended December 31, 1998 and 1997, respectively. Net cash of $2.6 million was provided by investing activities for the year ended December 31, 1996 due to the acquisition of the Modem Partnership's cash via the Modem Partnership Combination. Investing activities reflect capital expenditures to purchase and install enterprise software in 1998, and to purchase other computer software, computer hardware, furniture and office equipment in all periods.

  Net cash (used in) provided by financing activities was $(1.4) million, $(0.9) million and $3.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The primary source of cash flows from financing activities was borrowings from True North of $0.7 million and $5.4 million for the years ended December 31, 1997 and 1996, respectively.

  Modem Media's short-term capital commitments include 1999 lease payments aggregating approximately $3.2 million, payments to settle intercompany payables of $1.2 million made in the first quarter of 1999 and payments of approximately $0.5 million to complete a new financial accounting system. The long-term capital needs of Modem Media will depend on numerous factors, including the rates at which Modem Media is able to obtain new business from clients and expand its personnel and infrastructure to accommodate growth, as well as the rate at which it chooses to invest in new technologies. Modem Media has ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations.

  In August 1998, True North extended a credit facility to Modem Media allowing for revolving borrowings in the amount of up to $3.0 million to be outstanding at any given time. The credit facility with True North expires two years from the date of completion of Modem Media's February 1999 initial public offering, or upon 60 days advance notice if True North's voting control in Modem Media falls below 50% of total voting power.

  Modem Media believes that the net proceeds of $42.1 million from its initial public offering, together with funds available from operations, if any, will be sufficient to meet its capital needs for at least the next twelve months. A portion of the net proceeds from this offering may also be used to acquire or invest in complementary marketing communications companies, services, products or technologies, or to invest in geographic expansion. Modem Media has no agreements or commitments with respect to any such transactions.

Year 2000 Compliance

  Modem Media has completed an assessment of its non-information technology systems, and believes based on that assessment that these systems do not contain any elements that are susceptible to Year 2000 problems. Based on recent assessments of its information technology systems, however, Modem Media has determined that it will be required to modify or replace some portions of its information processing systems in order to ensure that those systems are Year 2000 compliant. Modem Media intends to replace these systems in 1999, and does not believe that the cost of replacement will be material. As a result, Modem Media believes that its internal computer systems will properly utilize dates beyond December 31, 1999. If, in the worst case scenario, such replacement is not made, or is not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of Modem Media.

  Modem Media regularly conducts transactions and performs services that interface directly with systems of its clients. Modem Media has not undertaken to confirm that its clients' systems are Year 2000 compliant. In the worst case scenario, the inability of a substantial number of Modem Media's clients to complete their Year 2000 compliance could cause them to substantially reduce their spending on interactive marketing programs.

  Furthermore, there can be no assurance that Modem Media's suppliers will not experience material business disruptions as a result of the Year 2000 issue that could affect Modem Media. In this regard, Modem Media has asked each of its third-party suppliers to confirm that they are Year 2000 compliant. Substantially all of Modem Media's third-party suppliers have indicated that they expect to be Year 2000 compliant by the Year 2000 based on their progress to date, and a majority have indicated that their Year 2000 compliance programs have already been completed. However, in the worst case scenario, a substantial number of third parties could be unable to complete their Year 2000 resolution process, causing significant disruptions in Modem Media's ability to provide services to its clients.

  In addition, True North has agreed to provide legal, tax preparation, insurance, treasury, financing and debt and lease guaranty services to Modem Media. Modem Media does not believe that any Year 2000 problems experienced by True North would have a material effect on True North's ability to provide these services to Modem Media, for the following reasons:

  . True North's ability to provide these services is based for the most part on the availability of its personnel, rather than the integrity of its systems;

  .The use of these systems by True North personnel is generally incidental to the service provided; and

  .The systems used generally consist of off-the-shelf software that is readily replaceable.

  Modem Media has not established contingency plans in case of failure of its information technology systems since it expects to have its material systems in place by the second quarter of 1999. In connection with Modem Media's assessment of third party readiness in early 1999, Modem Media will evaluate the necessity of contingency plans based on the level of uncertainty regarding such compliance. In the event Modem Media's clients, intermediaries or vendors do not expect to be Year 2000 compliant, Modem Media's contingency plan may include replacing such intermediaries or vendors or conducting the particular operation itself.

  In order to keep pace with the growth and expansion of its business, Modem Media decided in 1997 to replace its existing financial accounting system and is currently in the process of doing so. Under the purchase agreement, the system provider has given Modem Media a two-year limited warranty that the replacement financial accounting system will be Year 2000 compliant.

Recently Issued Accounting Pronouncements

  Segment Disclosures. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The statement also establishes standards for related disclosure about products and services, geographic areas and major customers. In accordance with SFAS No. 131, the Company has adopted the new requirements retroactively in these notes to its consolidated financial statements.

  Derivative Instruments. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the implementation of SFAS No. 133 will not have a material impact on Modem Media's earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's consolidated financial statements are denominated in U.S. dollars. In 1998, the Company derived approximately 12.2% of its revenues from operations outside of the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on the Company's results of operations. In general, the Company incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. Currently, the Company does not hedge foreign currency transactions into U.S. dollars because management believes that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in the Company's U.S.-dollar denominated results. However, as the Company continues to extend the depth and breadth of its foreign operations, management will, from time-to-time, reconsider the issue of whether a foreign currency hedging program would be beneficial to its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Financial Statements commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

  The following table sets forth certain information with respect to the executive officers and directors of Modem Media as of December 31, 1998:

   Name                                Age Position(s)
   ----                                --- ----------
   Gerald M. O'Connell................  37 Chief Executive Officer and Director
   Douglas C. Ahlers..................  38 Executive Vice President
   Robert C. Allen, II................  31 President and Director
   Steven C. Roberts..................  37 Chief Financial Officer
   Donald M. Elliman, Jr..............  53 Director
   Donald L. Seeley...................  55 Director
   Theodore J. Theophilos.............  45 Director

  Gerald M. O'Connell has served as Chief Executive Officer and a director of Modem Media since November 1998. From October 1996 to November 1998, Mr. O'Connell was President and Chief Operating Officer and a director of Modem Media. From 1987 to October 1996, Mr. O'Connell was a Managing Partner of the Modem Partnership, which he co-founded in 1987. From 1986 to 1987, Mr. O'Connell was Product Manager of CUC International, a consumer services company, where he was responsible for Comp-u-Mall, an electronic shopping mall. Mr. O'Connell received a B.A. in English and History from Middlebury College. Mr. O'Connell is a director of the Direct Marketing Association.

  Douglas C. Ahlers has served as Executive Vice President of Modem Media since November 1998. From October 1996 to November 1998, Mr. Ahlers was President of the Relationship Technology Group, a division of Modem Media, and a director of Modem Media. From 1987 to October 1996, Mr. Ahlers was a Managing Partner of the Modem Partnership, which he co-founded in 1987. From 1983 to 1987, Mr. Ahlers served as Manager of Product Development of CUC International, a consumer services company. Mr. Ahlers received a B.A. in Sociology and Theater from the University of Rhode Island and an M.J. in Journalism and Communications from Louisiana State University.

  Robert C. Allen, II has served as President and a director of Modem Media since November 1998. From October 1996 to November 1998, Mr. Allen was President of a division of Modem Media and a director of Modem Media. From 1992 to October 1996, Mr. Allen served as a Managing Partner of the Modem Partnership. From 1989 to 1992, Mr. Allen was the Director of Business Development at the Modem Partnership. Mr. Allen received a B.A. in English from Gettysburg College.

  Steven C. Roberts has served as Chief Financial Officer of Modem Media since August 1998. From January 1997 to August 1998, Mr. Roberts served in various capacities with Modem Media, most recently as Vice President, Finance and International Operations. From 1990 to January 1997, Mr. Roberts held various management positions at a number of subsidiaries of United Technologies. From 1984 to 1989, Mr. Roberts served as Second Vice President of Corporate Finance at Continental Bank. Mr. Roberts holds a B.A. in Economics from Middlebury College and an M.B.A. in Finance and Production from the University of Chicago.

  Donald L. Seeley has been a director of Modem Media since November 1998 and has been Executive Vice President, Chief Financial Officer, of True North since 1997. From 1993 to 1997, Mr. Seeley was Chief Executive Officer of the Alexander Consulting Group. From 1988 to 1993, Mr. Seeley was Senior Vice President of Alexander & Alexander Services Inc., the parent company of the Alexander Consulting Group. From 1986 to 1988, Mr. Seeley was Vice President and Treasurer of United Airlines. Mr. Seeley holds a B.S. in Accounting and an M.B.A. from the University of Colorado at Boulder, and is a Chartered Financial Analyst.

  Theodore J. Theophilos has been a director of Modem Media since November 1998 and has been Executive Vice President of Corporate Development and Business Affairs of True North since May 1998. Mr. Theophilos also served True North as Executive Vice President, General Counsel from October 1996 to May 1998. From 1995 to 1996, Mr. Theophilos was Senior Vice President and General Counsel of A.C. Nielsen Company, and from 1986 to 1995 was a partner of Sidley & Austin (a law firm). Mr. Theophilos holds a B.A. and an M.A. from Northwestern University and a J.D. from the University of Chicago.

  Donald M. Elliman, Jr. has served as a director of Modem Media since November 1998, as a director of True North since May 1998 and as a director of Bozell since 1991. Mr. Elliman is currently an Executive Vice President and director of Time Inc. Mr. Elliman was the President of Sports Illustrated from September 1992 through January 1998 and has held various senior sales/marketing and publishing positions with Time Inc. since 1967.

  Messrs. O'Connell and Allen were elected to the Board of Directors of Modem Media pursuant to an agreement with True North entered into in connection with the formation of Modem Media in December 1996. Modem Media and True North agreed in 1996 to cause each of Messrs. O'Connell and Allen to be elected to Modem Media's Board of Directors as long as each serves as an executive officer of Modem Media and until their collective ownership of Modem Media's Class A common stock falls below certain levels.

  Each officer serves at the discretion of Modem Media's Board of Directors. There are no family relationships among any of the directors or officers of Modem Media.

  Modem Media's Board of Directors currently has two vacancies, which Modem Media's Bylaws authorize the Board of Directors to fill. The Board of Directors intends to appoint two persons who are not officers or employees of Modem Media or True North to the Board of Directors during the second quarter of 1999 and is required to do so to maintain Modem Media's listing on the Nasdaq National Market. If Modem Media does not add such independent directors, Modem Media could be delisted from the Nasdaq National Market, which could have an adverse effect on the liquidity and price of the Class A common stock.

Director Compensation

  Modem Media directors who are not also employees of Modem Media or True North will be paid an annual retainer of $10,000. Directors who are also employees of Modem Media or True North will not receive any additional compensation for serving on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation and Employment Agreements

  The following table sets forth information concerning the compensation received for services rendered to Modem Media by its current Chief Executive Officer and each of the other most highly-compensated executive officers of Modem Media during the year ended December 31, 1998 whose total compensation in fiscal 1998 equaled or exceeded $100,000:

                          SUMMARY COMPENSATION TABLE

                                                 Annual           Long-Term
                                              Compensation   Compensation Awards
                                            ---------------- -------------------
                                                                 Securities
        Name and Principal Position          Salary   Bonus  Underlying Options
        ---------------------------         -------- ------- -------------------
Gerald M. O'Connell(1)
 Chief Executive Officer................... $300,000 $90,000       142,500
Robert C. Allen, II(2)
 President.................................  300,000  90,000       142,500
Douglas C. Ahlers(3)
 Executive Vice President..................  212,500     --            --
Steven C. Roberts(4)
 Chief Financial Officer...................  174,000  85,000        60,454

--------
(1) Mr. O'Connell served as President and Chief Operating Officer of Modem Media from January through November 1998. In November 1998, Mr. O'Connell was appointed Chairman and Chief Executive Officer of Modem Media.
(2) Mr. Allen served as a division president from January through November 1998. In November 1998, Mr. Allen was appointed President of Modem Media.
(3) Mr. Ahlers served as President, Relationship Technology Group, from January through November 1998. In November 1998, Mr. Ahlers was appointed Executive Vice President of Modem Media.
(4) Mr. Roberts served as Vice President, Operations, of Modem Media from January through August 1998. In August 1998, Mr. Roberts was appointed Chief Financial Officer of Modem Media.

  The following table sets forth information as to options granted to the executive officers during the year ended December 31, 1998.

                         OPTION GRANTS IN FISCAL 1998

                                                                               Potential Realizable Value at
                          Number of    Percent of                              Assumed Annual Rate of Stock
                         Securities       Total                                      Appreciation for
                         Underlying  Options Granted                                  Option Term (3)
                           Options   to Employees in Exercise Price Expiration -----------------------------
          Name           Granted (1)   Fiscal Year    Per Share (2)    Date         5%             10%
          ----           ----------- --------------- -------------- ---------- -----------------------------
Gerald M. O'Connell.....   142,500        13.8%          $11.05      12/21/08  $     990,509 $     2,510,144
Robert C. Allen, II.....   142,500        13.8            11.05      12/21/08        990,509       2,510,144
Douglas C. Ahlers.......       --          --               --            --             --              --
Steven C. Roberts.......    12,954         1.3            11.58      01/02/08         94,332         239,055
                            47,500         4.6            11.05      12/21/08        330,170         836,715

--------
(1) These options to purchase shares of Class A common stock were granted under the TN Technologies, Inc. 1997 Stock Option Plan and provide that the options vest as to 20% of the underlying common stock on the date of grant and as to an additional 20% per year thereafter.
(2) Options were granted at an exercise price equal to 100% of the fair market value of Modem Media's Class A common stock on the date of grant, as determined by the Board of Directors.

(3) This column shows the hypothetical gains or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full ten-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent Modem Media's estimate or projection of future common stock prices.

  The following table sets forth information with respect to unexercised options held by the executive officers as of December 31, 1998. No options were exercised by the executive officers during fiscal 1998.

                AGGREGATE STOCK OPTION EXERCISES IN FISCAL 1998
                          AND FISCAL YEAR-END VALUES

                               Number of Securities      Value of Unexercised
                              Underlying Unexercised    In-the-Money Options at
                           Options at December 31, 1998   December 31, 1998(1)
                             ------------------------- -------------------------
   Name                      Exercisable Unexercisable Exercisable Unexercisable
   ----                      ----------- ------------- ----------- -------------
   Gerald M. O'Connell......   43,700       136,800       $--          $--
   Robert C. Allen, II......   43,700       136,800       $--          $--
   Douglas C. Ahlers........   15,200        22,800       $--          $--
   Steven C. Roberts........   21,936        63,131       $--          $--

--------
(1) Calculated by determining the difference between the exercise price and the deemed fair market value of the securities underlying the options at December 31, 1998.

  In December 1996, Modem Media entered into five-year employment agreements with each of Messrs. O'Connell, Ahlers and Allen providing for an initial annual base salary of $300,000 each, subject to increases at the discretion of Modem Media's Board of Directors. Messrs. O'Connell and Allen currently receive base salaries of $300,000 each. In June 1998, Mr. Ahlers' salary was set at $150,000 per year in connection with his appointment as Executive Vice President. Pursuant to the employment agreements, if Modem Media terminates any executive's employment without cause, the executive is entitled to receive severance benefits equal to salary plus profit-sharing for a period equal to the lesser of three years after such termination or the time remaining in the initial term of employment. In addition, each of Messrs. O'Connell, Ahlers and Allen has agreed to certain confidentiality, non-competition and non-solicitation provisions.

  In December 1996, Modem Media entered into an employment agreement with Mr. Roberts providing for an initial annual base salary of $150,000. Mr. Roberts currently receives a base salary of $174,000. Pursuant to the employment agreement, if Modem Media terminates Mr. Roberts' employment without cause, he is entitled to receive severance benefits equal to one year's salary. In addition, Mr. Roberts has agreed to certain confidentiality, non-competition and non-solicitation provisions.

Stock Plans

 1997 Stock Option Plan

  Modem Media has established a stock option plan pursuant to which a total of 3,040,000 shares of Class A common stock have been reserved for issuance to provide additional incentive to its employees, officers, directors and consultants. Pursuant to the stock option plan, Modem Media may grant stock options and stock purchase rights to Modem Media's employees, officers, directors and consultants. The Board of Directors, or a committee to whom the Board has delegated authority (the "Plan Administrator"), selects the individuals to whom options and stock purchase rights are granted, interprets and adopts rules for the operation of the stock option plan and specifies the vesting, exercise price and other terms of options and stock purchase rights. As of December 31, 1998, options to purchase an aggregate of 2,040,174 shares of Class A common stock are outstanding, at a weighted-average exercise price of $11.07 per share. In connection with the removal of the non-strategic operations originally contributed to Modem Media, True North has agreed to satisfy up to an aggregate of

139,555 options held by employees associated with those operations. Accordingly, upon exercise of such options, the exercise price will be paid to True North and True North will surrender an equivalent number shares of common stock to Modem Media. Similarly, True North has agreed to satisfy options to purchase up to an aggregate of 149,011 shares of common stock held by former employees of Poppe Tyson.

 1999 Employee Stock Purchase Plan

  Concurrently with the offering, Modem Media established an Employee Stock Purchase Plan under which a total of 950,000 shares of Class A common stock were made available for sale. The purchase plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended, is administered by the Board of Directors or a committee to whom the Board has delegated authority. Employees are eligible to participate if they are employed by Modem Media or a subsidiary of Modem Media designated by the Board for at least 20 hours per week and for more than five months in any calendar year. The purchase plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, subject to certain limitations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of Modem Media's common stock as of December 31, 1998, as adjusted to reflect the sale of 2,990,000 shares of Class A common stock by Modem Media through its initial public offering during the first quarter of 1999, by:

  . each person or entity who is known by Modem Media to beneficially own five percent or more of the outstanding shares of either class of common stock of Modem Media;

  .  each director;

  .  each executive officer; and

  .  all directors and executive officers of Modem Media as a group.

                                          Common
                                    Stock Beneficially
                                         Owned(1)       Percent of  Percent of
                                    -------------------   Total       Total
               Name                  Class A   Class B  Ownership  Voting Power
----------------------------------- --------- --------- ---------- ------------
True North Communications,
 Inc.(2)...........................        -- 5,648,624    51.1%       83.9%
 101 East Erie Street
 Chicago, Illinois 60611
Gerald M. O'Connell(3)(4).......... 1,099,673        --     9.9%        3.3%
Douglas C. Ahlers(3)(5)............ 1,071,174        --     9.7%        3.2%
Robert C. Allen, II(3)(4)..........   319,789        --     2.9%          *
Steven C. Roberts(3)(6)............    26,600        --       *           *
Donald M. Elliman, Jr.(7)..........        -- 5,648,624    51.1%       83.9%
Donald L. Seeley(8)................        -- 5,648,624    51.1%       83.9%
Theodore J. Theophilos(9)..........        -- 5,648,624    51.1%       83.9%
All directors and executive
 officers
 as a group (seven persons)(10).... 2,517,236 5,648,624    73.0%       91.0%

--------
  * Less than one percent.
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
 (2) Includes shares of Class B common stock held by various wholly-owned subsidiaries of True North.
 (3) The address of each of Messrs. O'Connell, Ahlers, Allen and Roberts is c/o Modem Media . Poppe Tyson, Inc., 230 East Avenue, Norwalk, CT 06855.
 (4) Includes 43,700 shares of Class A common stock subject to options that are exercisable within 60 days of December 31, 1998.
 (5) Includes 15,200 shares of Class A common stock subject to options that are exercisable within 60 days of December 31, 1998.
 (6) Includes 26,600 shares of Class A common stock subject to options that are exercisable within 60 days of December 31, 1998.
 (7) Includes 5,648,624 shares of Class B common stock beneficially owned by True North and its wholly-owned subsidiaries. Mr. Elliman disclaims beneficial ownership of such shares.
 (8) Includes 5,648,624 shares of Class B common stock beneficially owned by True North and its wholly-owned subsidiaries. Mr. Seeley disclaims beneficial ownership of such shares.
 (9) Includes 5,648,624 shares of Class B common stock beneficially owned by True North and its wholly-owned subsidiaries. Mr. Theophilos disclaims beneficial ownership of such shares.
(10) Includes an aggregate of 129,200 shares of Class A common stock subject to options held by directors and executive officers of Modem Media, which are exercisable within 60 days of December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with True North

  After taking into consideration Modem Media's February 1999 initial public offering and the March 1999 exercise of the underwriters' over-allotment option granted in connection therewith, True North owns approximately 51.1% of the common stock outstanding, representing 83.9% of the total voting power of Modem Media. As long as True North controls a majority of the voting power of Modem Media, it will be able, acting alone, to:

  .  elect at least a majority of the Board of Directors of Modem Media;

  . amend Modem Media's Certificate of Incorporation or effect a merger, sale of assets or other major corporate transaction;

  .  defeat any non-negotiated takeover attempt;

  . determine the amount and timing of dividends paid to itself and to holders of Class A common stock; and

  . otherwise control the management and operations of Modem Media and the outcome of most matters submitted for a stockholder vote.

  Currently, two of the five directors of Modem Media (Messrs. Seeley and Theophilos) are also members of management of True North, and are compensated by True North in connection with their employment by True North. In addition, one of the other current directors of Modem Media (Mr. Elliman) is a director of True North and was selected by True North. These directors may have conflicts of interest in addressing certain business opportunities and strategies in circumstances where Modem Media's and True North's interests differ. Modem Media has not adopted any formal plan or arrangement to address such potential conflicts of interest.

The Modem Partnership Combination

  Prior to 1996, True North provided limited digital interactive marketing services through its Northern Lights Interactive division to a number of its traditional advertising clients. In 1996, True North decided that it might be possible to maximize stockholder value of True North by establishing a separate subsidiary to operate its digital interactive marketing businesses. At the same time, True North began to consider the acquisition of other complementary digital interactive marketing companies and began to consider the potential public offering of stock of the subsidiary. True North formed Modem Media in October 1996 to acquire the Modem Partnership from Gerald M. O'Connell, Modem Media's current Chairman and Chief Executive Officer, Douglas
C. Ahlers, Modem Media's current Executive Vice President, Robert C. Allen, II, Modem Media's current President, and one other unaffiliated owner (the "Limited Partners") and to consolidate True North's digital interactive marketing operations. Accordingly, in December 1996, True North sold to Modem Media its digital interactive marketing operations and its technology development operations. In connection with the acquisition by True North of the Modem Partnership and the sale to Modem Media of True North's digital interactive marketing operations, True North and the Limited Partners received the following consideration:

 True North

  .  5,648,624 shares of Class B common stock of Modem Media.

 Limited Partners

  .  an aggregate of 2,415,646 shares of Class A common stock of Modem Media;

  .  $24.4 million of common stock of True North; and

  . an additional $4.0 million of common stock of True North and up to $19.0 million cash from True North upon consummation of an initial public offering of Modem Media, which subsequently occurred in February 1999.

  In accordance with EITF 90-13, "Accounting for Simultaneous Common Control Mergers," the valuation of the 64% interest in the Modem Partnership acquired by True North is stated at fair value in the consolidated financial statements of Modem Media included elsewhere in this Annual Report on Form 10-K. The assets and liabilities of the True North digital interactive marketing operations and the 36% interest in the Modem Partnership not acquired by True North are reflected at historical costs.

The Combination and Related Transactions

  As part of True North's decision to reorganize its interactive marketing operations by centralizing them in Modem Media, True North decided to combine the strategic interactive marketing operations then being conducted by Poppe Tyson with the operations of its Northern Lights Interactive division and the Modem Partnership. At the same time, True North decided to reacquire from Modem Media businesses originally contributed to Modem Media that were not complementary to the combined businesses. Accordingly, Modem Media completed the following transactions effective as of October 1, 1998:

  . Poppe Tyson formed a wholly-owned subsidiary ("Poppe Tyson Operations Holding Company") and contributed fixed assets of $1.6 million and the strategic interactive marketing operations of Poppe Tyson, including client relationships and related accounts receivable in the United States and interactive agencies in the United Kingdom and Hong Kong, to Poppe Tyson Operations Holding Company.

  . Bozell forgave approximately $5,763,000 of intercompany indebtedness owed to Bozell by the strategic interactive marketing operations of Poppe Tyson.

  . Poppe Tyson declared a dividend of all the outstanding capital stock of Poppe Tyson Operations Holding Company to Bozell, which in turn declared a dividend of all the outstanding capital stock of Poppe Tyson Operations Holding Company to True North, so that Poppe Tyson Operations Holding Company became a direct, wholly-owned subsidiary of True North.

  . Poppe Tyson Operations Holding Company was merged with and into Modem Media, with Modem Media succeeding to all the business and operations of Poppe Tyson Operations Holding Company. In exchange, Modem Media granted True North the right to receive 1,666,288 shares of Class B common stock of Modem Media.

  . Assets and liabilities related to non-strategic digital interactive marketing operations that were originally contributed by True North to Modem Media in connection with the Modem Partnership Combination were returned by Modem Media to True North and its affiliates. In exchange, True North agreed to surrender to Modem Media 856,774 shares of Class B common stock of Modem Media previously held by True North and its affiliates.

  These transactions have been accounted for at historical costs, as they occurred between commonly controlled entities.

Intercompany Agreements

  In the normal course of business, Modem Media and True North have from time-to-time entered into various business transactions and agreements, and they may enter into additional transactions in the future. The following is a summary of each of the material agreements that Modem Media and True North have entered into in connection with the combination of Modem Media and the strategic interactive marketing operations of Poppe Tyson. Such summaries are qualified in their entirety by those agreements, which are incorporated by reference in this Annual Report on Form 10-K.

  Administrative Services Agreement. Under an Administrative Services Agreement, True North will perform various administrative functions and provide other services to Modem Media, including tax preparation, insurance, treasury consulting and legal. During the period in which True North performs administrative functions for Modem Media, expenses associated with such functions will be charged to Modem Media based on rates and estimates set forth on schedules attached to the Administrative Service Agreement. Modem Media may terminate this agreement at any time upon 90 days' prior written notice, and True North may terminate the agreement 12 months following the combination of Modem Media and the strategic interactive marketing operations of Poppe Tyson, but must give 180 days' written notice of such intent to terminate.

  Intercompany Credit Arrangements. Modem Media and True North are parties to certain intercompany credit agreements. In August 1998, True North extended a credit facility to Modem Media allowing for revolving borrowings in the amount of up to $3.0 million to be outstanding at any given time at an interest rate equal to True North's cost of borrowings, plus two percent. In addition, True North has agreed at its discretion to provide guarantees for Modem Media borrowings from time-to-time in exchange for a fee of 0.5% per annum on the amount guaranteed. The credit facility with True North expires two years from the date of completion of the initial public offering, or upon 60 days advance notice if True North's voting control in Modem Media falls below 50% of total voting power. Modem Media provides advances to True North under an Intercompany Demand Note from time-to-time upon True North's request and at Modem Media's discretion. Such advances are due on demand and bear interest at 5.75% per annum. At December 31, 1998, an aggregate of $4.5 million was outstanding under such advances. In February 1999, True North paid all amounts outstanding under this note.

  Sublease with Bozell. Modem Media has entered into a sublease with Bozell pursuant to which Modem Media will lease office space in New York City. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell's underlying lease.

  Brazil Affiliation Agreement. Modem Media has entered into an agreement with Bozell pursuant to which Bozell has agreed, for a period of two years, to provide services to Modem Media's clients through its office in Sao Paolo, Brazil as requested by Modem Media. In return, Modem Media has granted a license to Bozell to operate its office in Brazil under the name "Modem Media
 . Poppe Tyson, Inc." during the same period.

  Tax Matters Agreement. In connection with the transactions consummated effective October 1, 1998, Modem Media and True North intend to enter into an agreement providing for unitary state tax-sharing arrangements.

  Parent Company Guarantees. Commencing on July 1, 1998, True North has guaranteed payment on behalf of Modem Media under operating and other leases at a fee of 0.5% of the amount guaranteed.

  Management believes that all of the transactions set forth above were made on terms equivalent to those that Modem Media could have obtained from unaffiliated third parties. All future transactions, including loans, between Modem Media and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board, and will be on terms equivalent to those that Modem Media could obtain from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a)The following documents are filed as part of this Annual Report on Form
10-K:

    1.Financial Statements

      Modem Media . Poppe Tyson, Inc. and Subsidiaries

      Report of Independent Public Accountants
      Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996
      Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 1998, 1997 and 1996
      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
      Notes to Consolidated Financial Statements

      Modem Media Advertising Limited Partnership

      Report of Independent Public Accountants
      Balance Sheet as of December 31, 1996
      Statement of Income for the year ended December 31, 1996
      Statement of Partners' Capital for the year ended December 31, 1996 Statement of Cash Flows for the year ended December 31, 1996
      Notes to Financial Statements

      Poppe Tyson Strategic Interactive Marketing Operations

      Report of Independent Public Accountants
      Balance Sheets as of December 31, 1997 and 1996
      Statements of Operations for the years ended December 31, 1997 and
      1996
      Statements of Changes in Equity (Deficit) for the years ended December 31, 1997 and 1996
      Statements of Cash Flows for the years ended December 31, 1997 and
      1996
      Notes to Financial Statements

    2.Financial Statement Schedules

      All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

    3.Exhibits

      See list of Exhibits set forth in paragraph (c) below.

      The following management contracts or compensatory plans and arrangements are required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c).

       10.5(a)* Amended and Restated Employment Agreement between Registrant and Gerald M. O'Connell, dated as of January 1, 1997, as amended and restated as of November 25, 1998.
       10.5(b)* Amended and Restated Employment Agreement between Registrant and Douglas C. Ahlers, dated as of January 1, 1997, as amended and restated as of June 1, 1998.
       10.5(c)* Amended and Restated Employment Agreement between Registrant and Robert C. Allen, II, dated as of January 1, 1997, as amended and restated as of November 25, 1998.

       10.6(a)* Covenant Not to Compete or Solicit Business between Registrant and Gerald M. O'Connell, dated as of December 31, 1996.
       10.6(b)* Covenant Not to Compete or Solicit Business between Registrant and Douglas C. Ahlers, dated as of December 31, 1996.
       10.6(c)* Covenant Not to Compete or Solicit Business between Registrant and Robert C. Allen, II, dated as of December 31, 1996.
       10.7(a)* Letter Agreement between Registrant and Steven C. Roberts dated
                December 2, 1996.
       10.7(b)* Noncompetition, Confidentiality and Proprietary Rights
                Agreement between Steven C. Roberts and the Registrant.
       10.8*    Form of Indemnification Agreement.
       10.9*    1997 Stock Option Plan, as amended.
       10.10*   1999 Employee Stock Purchase Plan.

--------
* Previously filed together with the Registrant's Registration Statement on Form S-1 (File No. 333-68057) dated February 4, 1999, and incorporated herein by reference.

  (b)The Company filed no reports on Form 8-K during the fiscal year ended December 31, 1998.

  (c) Exhibits

 Exhibit
   No.                                 Description
 -------- ---------------------------------------------------------------------
 3.1*     Form of Certificate of Incorporation of Registrant.
 3.2*     Form of Bylaws of Registrant.
 4.1*     Form of Registrant's Class A common stock certificate.
 10.1(a)* Form of Administrative Services Agreement between Registrant and True
          North Communications Inc.
 10.1(b)* Form of Intercompany Credit Agreement between the Registrant and True
          North Communications Inc.
 10.1(c)* Form of Asset Purchase Agreement by and between the Registrant and
          True North Communications Inc. dated February 2, 1999.
 10.1(d)* Form of Asset Purchase Agreement by and between the Registrant and
          R/GA Media Group, Inc. dated February 2, 1999.
 10.1(e)* Form of Agreement and Plan of Merger Among True North Communications
          Inc., PT Controlled, Inc., the Registrant and each of Douglas C.
          Ahlers, Robert C. Allen, II, Gerald M. O'Connell and Kraft
          Enterprises, Ltd. dated February 2, 1999.
 10.2*    Intercompany Demand Note dated November 24, 1998 issued by True North
          Communications Inc. to the Registrant.
 10.3*    Form of Affiliate Agreement between the Registrant and Modem Media .
          Poppe Tyson do Brasil Ltda.
 10.4*    Sublease Agreement between the Registrant and Bozell, Jacobs, Kenyon
          & Eckhardt, Inc., dated August 1, 1998.
 10.5(a)* Amended and Restated Employment Agreement between Registrant and
          Gerald M. O'Connell, dated as of January 1, 1997, as amended and restated as of November 25, 1998.
 10.5(b)* Amended and Restated Employment Agreement between Registrant and
          Douglas C. Ahlers, dated as of January 1, 1997, as amended and restated as of June 1, 1998.

 Exhibit
   No.                                Description
 -------- ------------------------------------------------------------------
 10.5(c)* Amended and Restated Employment Agreement between Registrant and
          Robert C. Allen, II, dated as of January 1, 1997, as amended and restated as of November 25, 1998.
 10.6(a)* Covenant Not to Compete or Solicit Business between Registrant and
          Gerald M. O'Connell, dated as of December 31, 1996.
 10.6(b)* Covenant Not to Compete or Solicit Business between Registrant and
          Douglas C. Ahlers, dated as of December 31, 1996.
 10.6(c)* Covenant Not to Compete or Solicit Business between Registrant and
          Robert C. Allen, II, dated as of December 31, 1996.
 10.7(a)* Letter Agreement between Registrant and Steven C. Roberts dated
          December 2, 1996.
 10.7(b)* Noncompetition, Confidentiality and Proprietary Rights Agreement
          between Steven C. Roberts and the Registrant.
 10.8*    Form of Indemnification Agreement.
 10.9*    1997 Stock Option Plan, as amended.
 10.10*   1999 Employee Stock Purchase Plan.
 10.11*+  Interactive Advertising/Marketing Agreement by and between the
          Registrant and AT&T Corp., dated as of December 1, 1995.
 21.1*    List of subsidiaries.
 23.2     Consent of Arthur Andersen LLP, Independent Public Accountants.
 24.1     Power of Attorney (included on signature page).
 27.1     Financial Data Schedule.

--------
* Previously filed together with the Registrant's Registration Statement on Form S-1 (File No. 333-68057) dated February 4, 1999, and incorporated herein by reference.
+ Modem Media was granted confidential treatment by the Commission for portions of this document.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 30th day of March, 1999.

                                          Modem Media . Poppe Tyson, Inc.

                                                    Gerald M. O'Connell
                                          By___________________________________
                                                 Gerald M. O'Connell Chief
                                               Executive Officer (Principal
                                                    Executive Officer)

                               POWER OF ATTORNEY

  Each person whose signature appears below constitutes and appoints Gerald M. O'Connell and Steven C. Roberts, and each of them, as attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

             Signatures                        Title                 Date

       /s/ Gerald M. O'Connell         Chief Executive          March 30, 1999
-------------------------------------   Officer and
         Gerald M. O'Connell            Director (Principal
                                        Executive Officer)

        /s/ Steven C. Roberts          Chief Financial          March 30, 1999
-------------------------------------   Officer (Principal
          Steven C. Roberts             Financial and
                                        Accounting Officer)

       /s/ Robert C. Allen, II         Director                 March 30, 1999
-------------------------------------
         Robert C. Allen, II

     /s/ Donald M. Elliman, Jr.        Director                 March 30, 1999
-------------------------------------
       Donald M. Elliman, Jr.

        /s/ Donald L. Seeley           Director                 March 30, 1999
-------------------------------------
          Donald L. Seeley

     /s/ Theodore J. Theophilos        Director                 March 30, 1999
-------------------------------------
       Theodore J. Theophilos

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Modem Media . Poppe Tyson, Inc. and Subsidiaries
Report of Independent Public Accountants.................................   F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997.............   F-3
Consolidated Statements of Operations for the years ended December 31,
 1998, 1997 and 1996.....................................................   F-4
Consolidated Statements of Changes in Stockholders' Equity for the years
 ended December 31, 1998, 1997 and 1996..................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996.....................................................   F-6
Notes to Consolidated Financial Statements...............................   F-7
Modem Media Advertising Limited Partnership
Report of Independent Public Accountants.................................  F-25
Balance Sheet as of December 31, 1996....................................  F-26
Statement of Income for the year ended December 31, 1996.................  F-27
Statement of Partners' Capital for the year ended December 31, 1996......  F-28
Statement of Cash Flows for the year ended December 31, 1996.............  F-29
Notes to Financial Statements............................................  F-30
Poppe Tyson Strategic Interactive Marketing Operations
Report of Independent Public Accountants.................................  F-33
Balance Sheets as of December 31, 1997 and 1996..........................  F-34
Statements of Operations for the years ended December 31, 1997 and 1996..  F-35
Statements of Changes in Equity (Deficit) for the years ended December
 31, 1997 and 1996.......................................................  F-36
Statements of Cash Flows for the years ended December 31, 1997 and 1996..  F-37
Notes to Financial Statements............................................  F-38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Modem Media . Poppe Tyson, Inc.:

  We have audited the accompanying consolidated balance sheets of Modem Media . Poppe Tyson, Inc. (a Delaware corporation) and subsidiaries as of December
31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modem Media . Poppe Tyson, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
February 11, 1999

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
                       ASSETS
Current assets:
 Cash............................................... $  7,824,000  $ 7,056,000
 Accounts receivable, net of bad debt reserve of
  $968,000 and $452,000, respectively...............   13,619,000    7,414,000
 Unbilled revenues..................................    1,261,000    1,044,000
 Unbilled charges...................................      640,000      658,000
 Deferred taxes.....................................      484,000      303,000
 Prepaid expenses and other current assets..........    1,139,000      341,000
 True North note receivable.........................    4,500,000          --
                                                     ------------  -----------
   Total current assets.............................   29,467,000   16,816,000
Property and equipment:
 Leasehold improvements.............................    1,074,000      239,000
 Computers and software.............................    6,731,000    2,240,000
 Furniture and other................................    2,156,000    1,480,000
                                                     ------------  -----------
   Total property and equipment.....................    9,961,000    3,959,000
Less: accumulated depreciation and amortization.....   (3,135,000)  (1,134,000)
                                                     ------------  -----------
   Total property and equipment, net................    6,826,000    2,825,000
Other assets:
 Goodwill, net of accumulated amortization of
  $3,433,000 and $1,666,000, respectively...........   33,139,000   31,645,000
 Net assets of True North Units Held for Transfer...          --     7,573,000
 Deferred taxes.....................................      229,000       84,000
 Other assets, including deferred offering costs....    1,625,000       81,000
                                                     ------------  -----------
   Total other assets...............................   34,993,000   39,383,000
                                                     ------------  -----------
   Total assets..................................... $ 71,286,000  $59,024,000
                                                     ============  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................... $  4,522,000  $ 1,101,000
 Pre-billed media...................................    6,295,000    3,886,000
 Advance billings...................................    1,694,000    2,163,000
 Deferred revenues..................................    5,484,000    1,616,000
 Income taxes payable...............................      273,000      549,000
 Current portion of long-term lease obligations.....      375,000      342,000
 Due to True North..................................    1,797,000      729,000
 Note payable to True North.........................    6,000,000          --
 Accrued expenses and other current liabilities.....    8,944,000    3,161,000
                                                     ------------  -----------
   Total current liabilities........................   35,384,000   13,547,000
Noncurrent liabilities:
 Due to Bozell, non-interest bearing................          --     3,346,000
 Note payable to True North, less current portion...          --     6,000,000
 Capital lease obligations, less current portion....      323,000      472,000
 Other liabilities..................................       19,000       41,000
Commitments and contingencies.......................
Stockholders' equity:
 Common stock, Class A, $.001 par value--39,351,376
  shares authorized, 2,424,135 issued and
  outstanding.......................................        3,000        3,000
 Common stock, Class B, $.001 par value--5,648,624
  shares authorized, 5,648,624 issued and
  outstanding.......................................        5,000        5,000
 Preferred stock, $.001 par value--5,000,000 shares
  authorized, none issued and outstanding...........          --           --
 Paid-in capital....................................   47,211,000   44,828,000
 Accumulated deficit................................  (11,613,000)  (9,192,000)
 Accumulated other comprehensive income.............      (46,000)     (26,000)
                                                     ------------  -----------
   Total stockholders' equity.......................   35,560,000   35,618,000
                                                     ------------  -----------
   Total liabilities and stockholders' equity....... $ 71,286,000  $59,024,000
                                                     ============  ===========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended
                                                    December 31,
                                         ------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  ----------
Revenues................................ $42,544,000  $25,497,000  $2,093,000
Costs and expenses:
  Salaries and benefits.................  29,368,000   15,894,000   1,322,000
  Office and general....................  14,729,000    9,038,000     712,000
  Amortization of goodwill..............   1,768,000    1,666,000         --
  Operating losses of True North Units
   Held for Transfer....................      13,000    2,180,000   1,309,000
                                         -----------  -----------  ----------
    Total costs and expenses............  45,878,000   28,778,000   3,343,000
Operating loss..........................  (3,334,000)  (3,281,000) (1,250,000)
Interest income (expense), net..........      29,000      (76,000)        --
                                         -----------  -----------  ----------
Loss before income taxes................  (3,305,000)  (3,357,000) (1,250,000)
Benefit for income taxes................    (102,000)    (248,000)   (548,000)
                                         -----------  -----------  ----------
Net loss................................ $(3,203,000) $(3,109,000) $ (702,000)
                                         ===========  ===========  ==========
Basic and diluted net loss per share.... $     (0.43) $     (0.43) $   (35.10)
                                         ===========  ===========  ==========
Basic and diluted weighted-average
 number of common shares outstanding....   7,465,000    7,260,000      20,000
                                         ===========  ===========  ==========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                          Common Stock                                  Other         Total
                         ---------------   Paid-in    Accumulated   Comprehensive Stockholders'
                         Class A Class B   Capital      Deficit        Income        Equity
                         ------- ------- -----------  ------------  ------------- -------------
Balance as of December
 31, 1995............... $  --   $  --   $       --   $   (846,000)   $    --      $  (846,000)
Comprehensive income:
 Net loss...............    --      --           --       (702,000)        --         (702,000)
                                                                                   -----------
   Total comprehensive
    income..............                                                              (702,000)
                                                                                   -----------
Acquisition of Modem
 Partnership............  3,000   5,000   35,134,000           --          --       35,142,000
Forgiveness of
 intercompany
 borrowings.............    --      --     8,454,000           --          --        8,454,000
Dividends...............    --      --           --     (1,555,000)        --       (1,555,000)
                         ------  ------  -----------  ------------    --------     -----------
Balance as of December
 31, 1996...............  3,000   5,000   43,588,000    (3,103,000)        --       40,493,000
Comprehensive income:
 Net loss...............    --      --           --     (3,109,000)        --       (3,109,000)
 Foreign currency
  translation
  adjustment............    --      --           --            --        8,000           8,000
                                                                                   -----------
   Total comprehensive
    income..............                                                            (3,101,000)
                                                                                   -----------
Acquisition of Poppe
 Tyson Strategic
 Interactive Marketing
 Operations.............    --      --           --     (2,980,000)    (34,000)     (3,014,000)
Payment to former Modem
 Partnership partners...    --      --     1,150,000           --          --        1,150,000
Other, net..............    --      --        90,000           --          --           90,000
                         ------  ------  -----------  ------------    --------     -----------
Balance as of December
 31, 1997...............  3,000   5,000   44,828,000    (9,192,000)    (26,000)     35,618,000
Comprehensive income:
 Net loss...............    --      --           --     (3,203,000)        --       (3,203,000)
 Foreign currency
  translation
  adjustment............    --      --           --            --      (20,000)        (20,000)
                                                                                   -----------
   Total comprehensive
    income..............                                                            (3,223,000)
                                                                                   -----------
Forgiveness of
 intercompany
 borrowings.............    --      --     5,763,000           --          --        5,763,000
Dividend to True North
 of True North Units
 Held for Transfer......    --      --    (7,444,000)          --          --       (7,444,000)
Acquisition of fixed
 assets from True North
 in connection with the
 Combination............    --      --     1,624,000           --          --        1,624,000
Payment to former Modem
 Partnership partners...    --      --     3,263,000           --          --        3,263,000
Other, net..............    --      --      (823,000)      782,000         --          (41,000)
                         ------  ------  -----------  ------------    --------     -----------
Balance as of December
 31, 1998............... $3,000  $5,000  $47,211,000  $(11,613,000)   $(46,000)    $35,560,000
                         ======  ======  ===========  ============    ========     ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           -----------  -----------  ----------
Cash flows from operating activities:
  Net loss................................ $(3,203,000) $(3,109,000) $ (702,000)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation..........................   1,846,000    1,189,000      15,000
    Amortization of goodwill..............   1,768,000    1,666,000         --
    Provision for doubtful accounts.......     660,000      517,000         --
    Loss on disposal of equipment.........     155,000       98,000         --
    Changes in assets and liabilities:
      Accounts receivable.................  (6,865,000)    (568,000) (1,692,000)
      Unbilled revenues...................    (217,000)    (454,000)    (76,000)
      Unbilled charges....................      18,000       38,000     (52,000)
      Prepaid expenses and other current
       assets.............................    (798,000)    (125,000)        --
      Accounts payable, accrued expenses
       and other current liabilities......   9,204,000      731,000      31,000
      Pre-billed media....................   2,409,000    2,543,000         --
      Advance billings....................    (469,000)     770,000     428,000
      Deferred revenues...................   3,868,000    1,442,000     (76,000)
      Income taxes payable................    (276,000)     375,000     210,000
      Deferred taxes......................    (326,000)    (413,000)   (135,000)
      Other, net..........................  (1,586,000)     (22,000)      1,000
      Net assets of True North Units Held
       for Transfer.......................     129,000    1,718,000  (1,635,000)
                                           -----------  -----------  ----------
        Net cash provided by (used in)
         operating activities.............   6,317,000    6,396,000  (3,683,000)
Cash flows from investing activities:
  Purchase of property and equipment......  (4,133,000)  (1,324,000)   (139,000)
  Cash of acquired companies..............         --       147,000   2,723,000
                                           -----------  -----------  ----------
        Net cash (used in) provided by
         investing activities.............  (4,133,000)  (1,177,000)  2,584,000
Cash flows from financing activities:
  Funding (to) from parent company........  (1,015,000)     729,000   5,380,000
  Dividends paid to True North............         --            --  (1,555,000)
  Distributions to former Modem
   Partnership partners...................         --    (1,564,000)        --
  Principal payments made under capital
   lease obligations......................    (361,000)    (143,000)        --
  Other, net..............................     (40,000)      89,000         --
                                           -----------  -----------  ----------
        Net cash (used in) provided by
         financing activities.............  (1,416,000)    (889,000)  3,825,000
                                           -----------  -----------  ----------
Net increase in cash......................     768,000    4,330,000   2,726,000
Cash, at beginning of the year............   7,056,000    2,726,000         --
                                           -----------  -----------  ----------
Cash, at end of the year.................. $ 7,824,000  $ 7,056,000  $2,726,000
                                           ===========  ===========  ==========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  Modem Media . Poppe Tyson, Inc. ("Modem Media" or the "Company") was formed by True North Communications Inc. ("True North") in 1996 to combine certain of True North's strategic interactive marketing and website design and maintenance units with Modem Media Advertising Limited Partnership (the "Modem Partnership") in a business combination accounted for under the purchase method (see Note 3). Accordingly, the Modem Partnership has been reflected in the Modem Media financial statements since December 31, 1996. The Modem Partnership is a predecessor entity of Modem Media, and its financial statements as of and for the year ended December 31, 1996 are included elsewhere in this Annual Report on Form 10-K. The Company's name was changed from TN Technologies Inc. to Modem Media . Poppe Tyson, Inc. in November 1998.

  Effective October 1, 1998, the Company acquired the strategic interactive marketing operations of Poppe Tyson, Inc. (the "Poppe Tyson Strategic Interactive Marketing Operations") from True North in exchange for certain of the Company's subsidiaries and operations and an aggregate of 809,514 shares of Class B common stock (the "Combination") (see Notes 3 and 16). The Poppe Tyson Strategic Interactive Marketing Operations consist of the strategic interactive marketing operations of Poppe Tyson, Inc. ("Poppe Tyson") in the United Kingdom, Hong Kong and the U.S., and certain fixed assets. The historical financial results of the Poppe Tyson Strategic Interactive Marketing Operations have been prepared on a carved-out basis, and are included in the consolidated financial statements of the Company from December 31, 1997, the date of the merger of Bozell with True North. All adjustments necessary for the fair presentation of the consolidated financial statements related to the Poppe Tyson Strategic Interactive Marketing Operations are reflected herein. The accumulated deficit arising from the carved-out operating results of the Poppe Tyson Strategic Interactive Marketing Operations for the period from December 31, 1997 to the date of its acquisition by the Company is reflected as a reduction in paid-in capital in the accompanying consolidated balance sheet at December 31, 1998. The Poppe Tyson Strategic Interactive Marketing Operations is a predecessor entity of the Company, and its financial statements as of and for the years ended December 31, 1997 and 1996 are included elsewhere in this Annual Report on Form 10-K.

  Poppe Tyson was formed in December 1985 as a subsidiary of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Bozell"), which was acquired by True North in December 1997 in a business combination accounted for under the pooling-of-interests method. Poppe Tyson includes the strategic interactive marketing operations and website production and maintenance businesses of Bozell.

  Prior to undertaking the Combination, the Company and True North management agreed that the value of the non-strategic digital interactive marketing operations contributed to Modem Media by True North in 1996 would be optimized under True North management, as the strategic focus of those businesses would not be complementary to the Company. True North and the Company have analyzed the future cash flows of those businesses and believe the investment is fully realizable at this time. Because the Combination occurred among True North and majority-owned, controlled subsidiaries, the transaction has been recorded at historical cost as of December 31, 1997, the date upon which the Company and the Poppe Tyson Strategic Interactive Marketing Operations came under common control.

  In contemplation of the Combination effected as of October 1, 1998, the net assets of the businesses to be sold back to True North have been presented as one line, "Net assets of True North Units Held for Transfer," on the face of the accompanying consolidated balance sheet as of December 31, 1997 in a manner similar to that of assets held for sale. Similarly, the pre-tax losses of those businesses through the date of such sale, September 30, 1998, have been presented as one line, "Operating losses of True North Units Held for Transfer," in the accompanying consolidated statements of operations for each of the years ended December 31, 1998, 1997 and 1996.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  Summarized financial data of the businesses sold back to True North are as follows:

                                          Nine Months
                                             Ended           Year Ended
                                           September        December 31,
                                              30,      ------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
                                          (unaudited)
     Revenues............................ $10,140,000  $16,766,000  $18,401,000
     Costs and expenses..................  10,019,000   18,652,000   19,663,000
     Loss before income taxes............     (13,000)  (2,180,000)  (1,309,000)
     Net loss............................    (129,000)  (1,718,000)    (751,000)

                                                                      December
                                                                      31, 1997
                                                                     -----------
     Current assets................................................. $10,378,000
     Goodwill, net..................................................   5,893,000
     Total assets...................................................  19,845,000
     Current liabilities............................................   4,119,000
     Total liabilities..............................................  12,272,000
     Net assets.....................................................   7,573,000

2. Summary of Significant Accounting Policies

  Nature of Operations--The Company has been a leading provider of digital interactive marketing solutions since 1987. By developing internet marketing programs that incorporate advanced communications technologies, the Company enables its clients to attract, acquire and retain customers. The Company's marketing programs include the design and implementation of electronic business programs that enable its clients to support and leverage their world-class brands. The Company combines its substantial expertise in strategic marketing, creative design and digital technology to deliver, on a worldwide basis, a complete range of digital interactive marketing services, including strategic consulting and research, electronic commerce and electronic consumer care services, interactive advertising, and data collection and analysis. The Company's marketing programs are designed to enable its clients to target narrowly-defined market segments, provide their customers with detailed product and service information, sell products and services and provide post-sale customer support electronically, and offer ongoing marketing programs. Marketing programs developed by the Company are delivered primarily through the Internet. The Company has operations in the United States, Canada, Hong Kong and the United Kingdom, with an affiliate office in Brazil.

  Principles of Consolidation--The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Reclassifications--Certain reclassifications have been made in the prior year consolidated financial statements to conform to the current year presentation.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition and Billing--A majority of the Company's revenues are derived from fixed-fee assignments. Revenues are recognized as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings. Unbilled charges represent production and other client reimbursable

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES out-of-pocket costs in excess of billings. Revenue is reported net of such reimbursable costs. Pre-billed media represents amounts billed to customers for media placement in advance of the advertisements being placed. Advance billings represent billings of production and other client reimbursable out-of-pocket costs in excess of those incurred. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company reassesses its estimated costs on each project periodically and losses are accrued, on a project-by-project basis, to the extent the costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are determinable.

  Business Concentrations and Credit Risk--The Company's services have been provided to a limited number of clients located worldwide in a variety of industries. The Company had revenues from five clients during the years ended December 31, 1998 and 1997 that accounted for 53.4% and 65.5% of total revenues, respectively. No one client accounted for more than 10% of revenues during the year ended December 31, 1996. The Company generally does not require its clients to provide collateral.

  The Company is subject to a concentration of credit risk with respect to its accounts receivable. Four customers accounted for 53.0% and one customer accounted for 16.4% of gross accounts receivable as of December 31, 1998 and 1997, respectively.

  Property and Equipment--Property and equipment are stated at cost and are depreciated, principally using the straight-line method, over their estimated useful lives of three to five years for computers and software, and five to twelve years for furniture and other. Purchased software and third-party costs incurred to develop software for internal use are capitalized and amortized principally over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews its recorded property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments. In conjunction with the transactions that occurred effective October 1, 1998 (see Note 1), the Company performed physical inventories of property and equipment at certain international locations. As a result of such inventories, the Company recorded a non-cash impairment loss of $155,000 during the third quarter of 1998, which is included in office and general expenses in the accompanying consolidated statement of operations.

  Income Taxes--Modem Media and True North have certain tax-sharing arrangements that are described in Note 10. The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

  Goodwill--Goodwill represents acquisition costs in excess of the fair value of tangible net assets of purchased subsidiaries and is amortized using the straight-line method over 20 years. Carrying values are periodically reviewed for impairment and adjusted, if necessary, based upon current facts and circumstances and management's estimates of undiscounted future cash flows from the related businesses.

  Fair Value of Financial Instruments--The carrying values of the Company's assets and liabilities approximate fair value because of the short maturities of these financial instruments.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  Net Loss Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net loss per share gives effect to all potential dilutive securities that were outstanding during each period. The Company had a net loss for all periods presented herein; therefore, none of the options outstanding during each of the periods presented were included in the computations of diluted loss per share because they were antidilutive. See Note 6 for the details of options outstanding.

  On January 11, 1999, the Company's Board of Directors approved a 0.95-for-1 reverse split of the Company's outstanding common stock effective upon completion of the Combination. Accordingly, all historical weighted-average share and per-share amounts have been restated to reflect the reverse stock split.

  Initial Public Offering--In connection with the Company's initial public offering of securities in February 1999 (see Note 16), the Company incurred approximately $1,408,000 in offering-related costs through December 31, 1998, that were deferred until the consummation of such offering, at which time they were charged against paid-in capital.

  Foreign Currency Translation--The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Under this method, net foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Such gains and losses were immaterial for each of the years ended December 31, 1998, 1997 and 1996.

  Comprehensive Income--The Company reflects its comprehensive income, such as unrealized gains and losses on the Company's foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. There were no other items of comprehensive income during these periods.

  Segment Reporting--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The statement also establishes standards for related disclosure about products and services, geographic areas and major customers. In accordance with SFAS No. 131, the Company has adopted the new requirements retroactively in these notes to its consolidated financial statements (see Note 11).


  Derivative Instruments--In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's earnings.

3. Acquisitions

  On December 31, 1996, True North, through the Company, acquired a 64% interest in the Modem Partnership for $32,590,000. The consideration was comprised of $24,387,000 in common stock of True North and a 36% interest in certain operations of the Company valued at $8,203,000 by independent appraisal experts. In addition, True North is obligated to make cash payments of up to $19,000,000 (reduced by the payments

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES discussed below) and issue $4,000,000 in shares of True North common stock to the former owners of the Modem Partnership upon completion of an initial public offering of the Company's common stock and/or certain other events (see below). True North contributed its interests in the Modem Partnership to the Company in exchange for shares of Class B common stock. The remaining interests in the Modem Partnership were contributed by its former owners to the Company in exchange for shares of Class A common stock. The above transactions resulted in True North holding 4,839,110 shares of Class B common stock of the Company and the former owners of the Modem Partnership holding 2,415,646 shares of Class A common stock of the Company at December 31, 1996. Assets acquired, liabilities assumed and intercompany indebtedness forgiven by True North in this transaction were $42,300,000, $7,158,000 and $8,454,000, respectively, and are reflected in the accompanying consolidated balance sheets. In accordance with EITF 90-13, "Accounting for Simultaneous Common Control Mergers", the valuation of the 64% interest in the Modem Partnership acquired by True North is stated at fair value in the accompanying consolidated financial statements. The assets and liabilities of the operations of the Company and the 36% of the Modem Partnership not acquired by True North are reflected at historical costs. The difference between the initial purchase price and the fair value of assets acquired of approximately $32,161,000, excluding costs of the transaction, has been allocated to goodwill by the Company.

  Additional payments made will be allocated to the cost in excess of the fair value of tangible net assets acquired and amortized by the Company over the remaining life of the assets. The acquisition agreement also requires additional payments contingent on future earnings to be made in the event that an initial public offering has not occurred, which payments thereby reduce the aforementioned $19,000,000 obligation. Pursuant to the agreement, payments aggregating $1,150,000 and $3,263,000 were made to the former owners in February 1997 and May 1998, respectively, resulting in corresponding increases in goodwill. On February 10, 1999, the Company completed an initial public offering of its common stock. As a result, True North paid $14,587,000 in cash and issued $3,931,000 in True North common stock to the former owners of the Modem Partnership, thereby resulting in corresponding increases in goodwill. Such amounts will be amortized over the remainder of the original 20-year amortization period beginning in February 1999.

  Effective October 1, 1998, the Company purchased the Poppe Tyson Strategic Interactive Marketing Operations in exchange for (i) the net assets of the non-strategic digital interactive marketing operations originally contributed by True North to Modem Media in 1996 of $7,444,000 and (ii) 809,514 shares of Class B common stock of the Company (see Note 1). Assets acquired and liabilities assumed by the Company in this transaction were $1,565,000 and $4,579,000, respectively, and are reflected in the accompanying consolidated balance sheets beginning on December 31, 1997, the date upon which the Company and the Poppe Tyson Strategic Interactive Marketing Operations came under common control.

  In conjunction with the acquisition of the Poppe Tyson Strategic Interactive Marketing Operations, Bozell forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to the Company.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  The following information reflects pro forma statements of operations data for the years ended December 31, 1997 and 1996 assuming the acquisitions of the Modem Partnership and the Poppe Tyson Strategic Interactive Marketing Operations were consummated on January 1, 1996 (see Note 1).

                                                  Poppe Tyson
                                                   Strategic
                                                  Interactive
                                       The Modem   Marketing    Pro Forma
                         The Company  Partnership Operations   Adjustments    Combined
                         -----------  ----------- -----------  ------------  -----------
Year Ended December 31,
 1997
Revenues................ $25,497,000  $       --  $ 3,925,000  $        --   $29,422,000
Loss before income
 taxes..................  (3,357,000)         --   (2,648,000)          --    (6,005,000)
Net loss................  (3,109,000)         --   (2,500,000)          --    (5,609,000)
Basic net loss per
 common share...........                                                            (.70)
Year Ended December 31,
 1996
Revenues................ $ 2,093,000  $18,102,000 $   126,000  $        --   $20,321,000
(Loss) income before
 income taxes...........  (1,250,000)     137,000    (480,000)   (1,666,000)  (3,259,000)
Net (loss) income.......    (702,000)     137,000    (480,000)   (1,723,000)  (2,768,000)
Basic net loss per
 common share...........                                                           (3.34)

  The pro forma adjustments above reflect the annual amortization expense on approximately $32,000,000 in goodwill, over a useful life of 20 years, that would have resulted from the acquisition of the Modem Partnership were it to have occurred on January 1, 1996 and the tax provision that would have been recorded on the earnings of the Modem Partnership had it ceased existing as a limited partnership as of such date.

4. Debt

  Restrictions on Indebtedness--Pursuant to certain agreements between True North and its lenders, the Company is subject to certain limitations on indebtedness. Such limitations could adversely affect the Company's ability to secure debt financing in the future. Based on its internal projections and business plans, management believes that cash flows from operations, together with cash from the Company's initial public offering, will provide adequate funds to support ongoing operations.

  Lines of Credit--In June 1997, the Company increased its bank line of credit from $1,000,000 to $2,000,000 and the facility subsequently expired in June 1998. No borrowings were outstanding under this line of credit as of December 31, 1997.

  Interest Expense--The Company incurred interest expense on all borrowings, including those from related parties, of $185,000, $119,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Related party interest expense in the respective totals above are $42,000, $46,000 and $0.

5. Equity

  Pursuant to the Company's Amended and Restated Certificate of Incorporation (see Note 16), the Company has the authority to issue an aggregate of 50,000,000 shares of capital stock, consisting of 39,351,376 shares of Class A common stock, par value $.001 per share, 5,648,624 shares of Class B common stock, par value $.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $.001 per share.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  Common Stock--The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights. Each share of Class A common stock outstanding is entitled to one vote on all matters submitted to a vote of the Company's stockholders, including the election of directors, and each share of Class B common stock entitles the holder to five votes on each such matter. True North owns, directly or indirectly, all of the outstanding shares of Class B common stock. Except as required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders of the Company. There is no cumulative voting in the election of directors.

  The shares of Class A common stock are not convertible. The shares of Class B common stock are convertible into shares of Class A common stock, in whole or in part, at any time at the option of the holder, into an equal number of shares of Class A common stock. Each share of Class B common stock will also automatically convert into one share of Class A common stock upon the sale or transfer of such share of Class B common stock to any person other than a parent corporation or wholly-owned subsidiary of such holder or other qualified recipient. The holders of Class B common stock shall have, upon conversion of their shares of Class B common stock into shares of Class A common stock, one vote per share of Class A common stock held on all matters submitted to a vote of the Company's stockholders.

  In the event of any dissolution, liquidation, or winding up of the affairs of the Company, whether voluntary or involuntary, after payment of the debts and other liabilities of the Company and making provision for the holders of preferred stock, if any, the remaining assets of the Company will be distributed ratably among the holders of the Class A common stock and the Class B common stock, treated as a single class.

  Upon a merger, combination, or other similar transaction in which shares of common stock are exchanged for or changed into other stock or securities, cash and/or any other property, holders of the Class A common stock and Class B common stock will be entitled to receive an equal per share amount of stock, securities, cash, and/or any other property, as the case may be, into which or for which each share of any other class of common stock is exchanged or changed; provided that in any transaction in which shares of capital stock are distributed, such shares so exchanged for or changed into may differ as to voting rights and certain conversion rights to the extent, and only to the extent, that the voting rights and certain conversion rights of Class A common stock and Class B common stock differ at that time.

  The holders of the Class A common stock and Class B common stock are not entitled to preemptive rights. There are no redemption provisions or sinking fund provisions applicable to the Class A common stock or the Class B common stock.

  All shares of Class A common stock and Class B common stock outstanding are fully paid and nonassessable, and all the shares of Class A common stock and Class B common stock to be outstanding upon completion of the Company's initial public offering will be fully paid and nonassessable (see Note 16).

  Preferred Stock--Preferred stock may be issued, from time-to-time, pursuant to a resolution by the Company's Board of Directors that will set forth the voting powers and other pertinent rights of each series.

6. Stock-Based Compensation Plan

  The Company has established various stock option plans for its officers, directors, key employees and consultants. Options to purchase 345,244 shares of Class A common stock that vested immediately and expire on September 30, 2006 were issued under the Modem Media Advertising Limited Partnership 1996 Option Plan at an exercise price of $0.64 per share. The TN Technologies, Inc. 1997 Stock Option Plan provides for up to 3,040,000 shares of Class A common stock to be issued at an exercise price of at least 100% of the fair market

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES value of the stock on the date of grant as determined by the Board of Directors. These options expire ten years after the date of grant with 20% vesting on the date of grant and the remainder vesting at an additional 20% on each anniversary thereof.

  In connection with the transfer to True North of the non-strategic digital interactive marketing operations originally contributed to the Company in 1996 (see Notes 1 and 3), True North has agreed to satisfy up to an aggregate of 139,555 options held by employees associated with those operations. Accordingly, upon exercise of such options, the exercise price will be paid by the Company to True North and True North will surrender an equivalent number of shares of common stock to Modem Media. Similarly, True North has agreed to satisfy options to purchase up to an aggregate of 149,011 shares of common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations.

  The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies APB No. 25 and related interpretations in accounting for its stock option plan. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to the market prices of the underlying Company stock on the date of grant, no compensation expense is recognized. If compensation expense for stock options awarded under the Company's plans had been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                     December 31,
                                           -----------------------------------
                                              1998         1997        1996
                                           -----------  -----------  ---------
Net loss:
 As reported.............................. $(3,203,000) $(3,109,000) $(702,000)
 Pro forma................................  (5,324,000)  (4,077,000)  (709,000)
Basic and diluted net loss per share:
 As reported.............................. $     (0.43) $     (0.43) $  (35.10)
 Pro forma................................       (0.71)       (0.56)    (35.45)


  The effect of applying SFAS No. 123 on the pro forma net loss per share disclosures is not indicative of future amounts because it does not take option grants to be made in future years into consideration.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  The following is a summary of the activity under the Company's stock option plans for each annual period presented:

                                               December 31,
                           ----------------------------------------------------
                                  1998              1997             1996
                           ------------------ ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                            Shares    Price   Shares   Price   Shares   Price
                           --------- -------- ------- -------- ------- --------
Outstanding at the
 beginning of the year...    968,220 $   7.69 355,608 $   0.96     --  $    --
Granted..................  1,163,928    11.10 694,187    11.58 355,608     0.96
Exercised................        775     4.93   7,714    11.58     --       --
Forfeited................     91,199    11.14  73,861    11.37     --       --
                           --------- -------- -------          ------- --------
Outstanding at the end of
 the year................  2,040,174          968,220          355,608
                           ---------          -------          -------
Exercisable at the end of
 the year................    816,092          472,924          347,317
                           ---------          -------          -------
Weighted average fair
 value of options
 granted.................            $  10.39         $   8.37         $   8.28
                                     ========         ========         ========

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1998    1997     1996
                                                       -------- ------- --------
Risk-free interest rate...............................    4.67%   6.75%    6.44%
Expected life......................................... 10 years 9 years 10 years
Expected volatility...................................  111.47%  52.77%      --
Expected dividend yield...............................      --      --       --

  The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 1998:

                                                                    Options
                                    Options Outstanding           Exercisable
                            ----------------------------------- ----------------
                                          Weighted     Weighted         Weighted
                                          Average      Average          Average
                                         Remaining     Exercise         Exercise
      Exercise Price         Shares   Contractual Life  Price   Shares   Price
--------------------------- --------- ---------------- -------- ------- --------
$0.64......................   339,658          8 years $   0.64 339,658 $   0.64
$11.05..................... 1,049,154         10 years $  11.05 231,363 $  11.05
$11.58.....................   651,362          9 years $  11.58 245,071 $  11.58

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

7. Related Party Transactions

  The Company believes that the historical financial statements reflect all costs of doing business. Many of such costs are derived from transactions with related parties.

  In the normal course of business, the Company and True North have from time-to-time entered into various business transactions and agreements, and the Company and True North may enter into additional transactions in the future. The following is a summary of each of the material agreements between the Company and True North.

  Administrative Services Agreement--Under an Administrative Services Agreement, True North provides administrative functions and other services to the Company, including tax preparation, insurance, treasury consulting and legal. During the period in which True North performs administrative functions for the Company, expenses associated with such functions will be charged to the Company based on agreed upon rates. The Company may terminate this agreement at any time upon 90 days' prior written notice and True North may terminate the agreement 12 months following the Combination, but must give 180 days' written notice of such intent to terminate.

  Intercompany Credit Arrangements--The Company and True North are parties to intercompany credit agreements. In August 1998, True North extended a credit facility to the Company allowing for revolving borrowings in the amount of up to $3.0 million to be outstanding at any given time at an interest rate equal to True North's cost of borrowing plus two percent. In addition, True North has agreed at its discretion to provide guarantees for Modem Media's borrowings in exchange for a fee of 0.5% per annum on the amount guaranteed. The credit facility with True North expires two years from the date of completion of the initial public offering (see Note 16), or upon 60 days advance notice if True North's voting control in the Company falls below 50% of total voting power. In May 1998, the Company agreed to provide advances to True North from time-to-time upon True North's request and subject to the Company's discretion.

  Sublease with Bozell--The Company has entered into a sublease with Bozell pursuant to which the Company will lease office space in New York City. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell's underlying lease.

  Brazil Affiliation Agreement--The Company has entered into an agreement with Bozell pursuant to which Bozell has agreed, for a period of two years, to provide services to the Company's clients through its office in Sao Paolo, Brazil as requested by the Company. In return, the Company has granted a license to Bozell to operate its office in Brazil under the name "Modem Media
 . Poppe Tyson, Inc." during the same period.

  Tax Matters Agreement--In connection with the transactions consummated effective October 1, 1998, the Company and True North intend to enter into an agreement providing for certain unitary state tax-sharing arrangements.

  Parent Company Allocations--True North charges each of its operating units for general corporate expenses incurred at the parent company level, including costs to administer employee benefit plans (see Note 8); legal, accounting and treasury services; use of office facilities; and other services for certain operations. The amount of the charge is primarily based on budgeted revenue. The Company believes that the method used to allocate these expenses is reasonable. These charges amounted to approximately $308,000, $291,000 and $262,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included in office and general expenses in the consolidated statements of operations. True North ceased charging allocations to the Company as of June 30, 1998, as the Company has taken on responsibility for the majority of the functions that generate the aforementioned corporate expenses. The Company expects that it will incur increased expenses associated with being a public company.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  Parent Company Guarantees--Commencing on July 1, 1998, True North has guaranteed payment on behalf of the Company under certain operating and other leases at a fee of 0.5% of the amount guaranteed.

  Payment to Former Modem Partnership Partners--In December 1996, prior to the acquisition by True North, the partners of the Modem Partnership declared a distribution of $1,564,000, which was paid in cash on January 2, 1997.

  As a result of the above agreements and other related transactions, the accompanying consolidated financial statements reflect the following balances:

  True North Note Receivable--On May 26, 1998, the Company entered into an agreement to loan up to $3,000,000 to True North under a demand note facility. Such agreement was amended on November 24, 1998 to increase the availability under such facility to $10,000,000. The Company receives payments from True North under such facility from time-to-time, as requested. The loan bears interest at 5.75% per annum, payable quarterly, unless the parties agree upon other arrangements. The principal amount outstanding under the facility is due and payable at termination of the agreement, which may be effected at either party's sole discretion upon one business day's written notice. The outstanding balance under this facility was $4,500,000 as of December 31, 1998 and is reflected as "True North note receivable" in the accompanying consolidated balance sheets. In February 1999, True North paid all amounts outstanding under this note (see Note 16).

  Due to Bozell--Amounts borrowed from Bozell to fund operations are non-interest bearing. Amounts owed to Bozell as of the date of the Combination have been contributed to paid-in capital. Accordingly, the balance outstanding as of December 31, 1997 has been reflected as a noncurrent liability in the accompanying consolidated balance sheet.

  The average balances outstanding for the nine months ended September 30, 1998 (the period prior to the Combination) and the year ended December 31, 1997 were $4.3 million and $1.7 million, respectively. The amount was incurred ratably over the period as advances to fund the operations of Poppe Tyson.

  Due to True North--On December 31, 1996, the Company entered into a one-year agreement with True North, whereby True North provided the Company with a credit facility. The agreement has been extended indefinitely beyond the initial one-year term by mutual consent and under the terms outlined hereafter. The Company receives advances from True North under the facility from time-to-time, as requested. Prior to 1998, outstanding borrowings bore interest at LIBOR plus .75%, which was due monthly. All accrued interest is due and payable upon termination of the agreement. In 1998, True North ceased charging interest to the Company under this facility. The outstanding balances at December 31, 1998 and 1997 were $1,797,000 and $6,659,000, respectively, including $5,930,000 at December 31, 1997 included in Net assets of True North Units Held for Transfer. Future payments under this facility will be made at the option of the Company or on demand. At December 31, 1998 and 1997, $1,797,000 and $729,000, respectively, are reflected as "Due to True North" in the accompanying consolidated balance sheets. In February 1999, the Company repaid approximately $1,163,000 of these borrowings.

  The average amount outstanding for the year ended December 31, 1998 for which no interest expense has been accrued is approximately $1,263,000. The amounts borrowed represent advances to fund operations.

  Note Payable to True North--On December 31, 1996, True North capitalized intercompany payables from the Company to True North in the amount of $8,454,000 into equity, including $6,394,000 recorded in Net assets of True North Units Held for Transfer. The remaining $6,000,000 intercompany payable became a noncurrent obligation, payable by the Company upon completion of an initial public offering. This $6,000,000 note payable was repaid to True North in February 1999, upon completion of the Company's initial public offering (see Note 16), and accordingly, such amount is reflected as a current liability in the December 31, 1998 consolidated balance sheet.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  The Company believes that all of the transactions set forth above were made on terms equivalent to those that the Company could have obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board, and will be on terms equivalent to those that the Company could obtain from unaffiliated third parties.

8. Employee Benefit Plans

  The Company maintains a profit-sharing plan with a 401(k) feature for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching and/or profit-sharing contributions to the plan at its discretion. In addition, certain employees of the Company have participated in other similar defined contribution plans. Such employees subsequently became participants of the aforementioned profit-sharing plan. Aggregate cost of contributions made by the Company to all employee benefit plans were $217,000, $40,000 and $0 during the years ended December 31, 1998, 1997 and 1996, respectively.

  In February 1999, the Company adopted the Modem Media . Poppe Tyson, Inc. 1999 Employee Stock Purchase Plan (see Note 16).

9. Commitments and Contingencies

  Information Systems--In April 1998, the Company entered into a contract for the replacement of its financial accounting systems. The cost of such systems, which will be capitalized and amortized over five years, will be approximately $1,600,000, of which $1,082,000 has been incurred as of December 31, 1998. The project's completion is expected during the second quarter of 1999.

  Lease Obligations--The Company leases its office facilities and certain equipment under both operating and capital leases, the expirations of which extend through 2009. Future minimum lease payments under noncancellable leases with lease terms in excess of one year as of December 31, 1998 are as follows:

                                                           December 31, 1998
                                                          ---------------------
                                                          Capital    Operating
                                                          --------  -----------
      1999............................................... $392,000  $ 2,842,000
      2000...............................................  160,000    2,787,000
      2001...............................................   98,000    2,587,000
      2002...............................................   83,000    2,309,000
      2003...............................................   24,000    2,179,000
      Thereafter.........................................      --     9,550,000
                                                          --------  -----------
                                                           757,000  $22,254,000
                                                                    ===========
      Less: amount representing interest.................  (59,000)
                                                          --------
                                                          $698,000
                                                          ========

  Rent expense, including rent expense resulting from leases with related parties (see Note 7), was $2,329,000, $1,131,000 and $117,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company incurred a non-cash charge of $570,000 during the year ended December 31, 1997 in connection with the termination of a lease for office space that is included in office and general expenses in the accompanying consolidated statements of operations.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  Employment Agreements--In December 1996, the Company entered into employment agreements with certain senior executives providing for aggregate initial base salaries of approximately $1,100,000, subject to increases at the discretion of the Company's Board of Directors. Pursuant to the agreements, if the Company terminates any executive's employment without cause, the executive is entitled to receive severance benefits for a predetermined period.

  Accrued Bonuses--Accrued expenses and other current liabilities include accrued bonuses of $2,307,000 as of December 31, 1998, which were paid to employees in March 1999.

  Other--In September 1998, the Company executed a letter of intent relating to an investment of up to $5.0 million in a company that provides media placement on the Internet. This letter of intent was terminated in the first quarter of 1999.

10. Income Taxes

  The Company and its predecessor entities operated under tax-sharing arrangements with their former parents. Until October 1, 1998, the effective date of the Combination, the Poppe Tyson Strategic Interactive Marketing Operations are included in the consolidated group of which True North is the common parent for federal income tax purposes. The Poppe Tyson Strategic Interactive Marketing Operations' federal taxable income and loss through October 1, 1998 will be included in such group's consolidated tax return filed by True North. Prospectively from the date of the Combination, the federal income and loss of the Poppe Tyson Strategic Interactive Marketing Operations will be included in the consolidated tax return filed by the Company.

  Prior to 1997, the Company was included in the consolidated federal and state tax returns of True North. The settlement of tax provisions or benefits with True North occurred in the subsequent year after True North filed its related consolidated tax returns. In 1997, the Company filed a stand-alone consolidated federal tax return. After the Company's initial public offering (see Note 16), the Company and True North intend to enter into a tax-sharing arrangement whereby the Company provides for and pays or receives certain state taxes.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  The components of loss before income taxes are as follows:

                                               Year Ended December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Domestic................................ $(2,489,000) $(1,258,000) $    75,000
International...........................    (803,000)      81,000      (16,000)
True North Units Held for Transfer......     (13,000)  (2,180,000)  (1,309,000)
                                         -----------  -----------  -----------
                                         $(3,305,000) $(3,357,000) $(1,250,000)
                                         ===========  ===========  ===========

  The provision (benefit) for income taxes consists of the following:

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
Current provision (benefit):
  Federal..................................... $ 175,000  $ 250,000  $(399,000)
  Foreign.....................................   (17,000)    40,000     (7,000)
  State.......................................    71,000     68,000   (466,000)
                                               ---------  ---------  ---------
                                                 229,000    358,000   (872,000)
                                               ---------  ---------  ---------
Deferred (benefit) provision:
  Federal.....................................  (227,000)  (458,000)   196,000
  Foreign.....................................   (25,000)    (2,000)     2,000
  State.......................................   (79,000)  (146,000)   126,000
                                               ---------  ---------  ---------
                                                (331,000)  (606,000)   324,000
                                               ---------  ---------  ---------
Total benefit................................. $(102,000) $(248,000) $(548,000)
                                               =========  =========  =========

  Differences between the Company's effective income tax rate and the U.S. statutory rate were as follows:

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                             1998   1997   1996
                                                             -----  -----  ----
Statutory federal tax rate..................................  35.0%  35.0% 35.0%
State taxes, net of federal benefit.........................   0.1    1.5  17.7
Impact of foreign operations................................  (2.1)  (2.8)  --
Goodwill amortization....................................... (20.9) (20.7) (7.4)
Other.......................................................  (4.4)  (5.6) (1.5)
                                                             -----  -----  ----
                                                               7.7    7.4  43.8
Valuation allowance.........................................  (4.6)   --    --
                                                             -----  -----  ----
Effective rate..............................................   3.1%   7.4% 43.8%
                                                             =====  =====  ====

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  The deferred tax assets and liabilities included in the consolidated financial statements as of the balance sheet dates consist of the following:

                                                              December 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
     Current assets:
      Accrued compensation...............................  $ 122,000  $  51,000
      Bad debt reserve...................................    234,000     13,000
      Lease reserve......................................    133,000    239,000
                                                           ---------  ---------
                                                             489,000    303,000
      True North Units Held for Transfer.................        --      16,000
                                                           ---------  ---------
                                                             489,000    319,000
                                                           ---------  ---------
     Noncurrent assets (liabilities):
      Net operating loss carryforwards...................    148,000        --
      Accelerated amortization...........................    109,000    108,000
      Other..............................................    120,000    (24,000)
                                                           ---------  ---------
                                                             377,000     84,000
      True North Units Held for Transfer.................        --    (126,000)
                                                           ---------  ---------
                                                             377,000    (42,000)
                                                           ---------  ---------
                                                             866,000    277,000
     Valuation allowance.................................   (153,000)       --
                                                           ---------  ---------
     Net deferred tax assets.............................  $ 713,000  $ 277,000
                                                           =========  =========

  At December 31, 1998, the Company had net operating loss carryforwards of $148,000 available to offset future taxable income. These carryforwards resulted from foreign operating units and may be carried forward indefinitely.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

11. Geographic Information

  Information about the Company's operations in different geographic regions as of and for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                   December 31,
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
   Revenues:
    Domestic..........................  $37,348,000  $25,008,000  $ 1,967,000
    International.....................    5,196,000      489,000      126,000
                                        -----------  -----------  -----------
                                        $42,544,000  $25,497,000  $ 2,093,000
                                        ===========  ===========  ===========
   (Loss) income before income taxes:
    Domestic..........................  $(2,489,000) $(1,258,000) $    75,000
    International.....................     (803,000)      81,000      (16,000)
    True North Units Held for
     Transfer.........................      (13,000)  (2,180,000)  (1,309,000)
                                        -----------  -----------  -----------
                                        $(3,305,000) $(3,357,000) $(1,250,000)
                                        ===========  ===========  ===========
   Net (loss) income:
    Domestic..........................  $(2,312,000) $(1,434,000) $    60,000
    International.....................     (762,000)      43,000      (11,000)
    True North Units Held for
     Transfer.........................     (129,000)  (1,718,000)    (751,000)
                                        -----------  -----------  -----------
                                        $(3,203,000) $(3,109,000) $  (702,000)
                                        ===========  ===========  ===========
   Identifiable assets:
    Domestic..........................  $66,620,000  $49,641,000
    International.....................    4,666,000    1,810,000
    True North Units Held for
     Transfer.........................          --     7,573,000
                                        -----------  -----------
                                        $71,286,000  $59,024,000
                                        ===========  ===========

12. Assets Under Capital Leases

  Assets under capital leases are included in the accompanying consolidated balance sheets as follows:

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
     Computers and software............................ $  387,000  $  343,000
     Furniture and other...............................    862,000     779,000
                                                        ----------  ----------
                                                         1,249,000   1,122,000
     Less: accumulated depreciation and amortization...   (593,000)   (272,000)
                                                        ----------  ----------
       Total assets under capital leases, net.......... $  656,000  $  850,000
                                                        ==========  ==========

  Depreciation on assets under capital leases is included in depreciation expense for all periods presented.

13. Supplemental Cash Flow Data

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1998     1997    1996
                                                       -------- -------- -------
     Interest paid.................................... $185,000 $119,000 $   --
     Taxes paid....................................... $861,000 $256,000 $15,000

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

14. Bad Debt Reserve

  The bad debt reserve and related activity is as follows:

                                                      Write-
                          Balance at  Provision for offs, Net
                         Beginning of   Doubtful        of               Balance at
                             Year       Accounts    Recoveries   Other   End of Year
                         ------------ ------------- ----------  -------- -----------
Year ended December 31,
 1998...................   $452,000     $660,000    $(144,000)  $    --   $968,000
Year ended December 31,
 1997...................   $408,000     $517,000    $(489,000)  $ 16,000  $452,000
Year ended December 31,
 1996...................   $    --      $    --     $     --    $408,000  $408,000

  "Other" represents the bad debt reserve balances acquired in the acquisitions of the Modem Partnership in 1996 and the Poppe Tyson Strategic Interactive Marketing Operations in 1997 (see Note 1).

15. Quarterly Results of Operations (Unaudited)

                                            Quarter Ended
                            -------------------------------------------------
                                                      September
                             March 31     June 30        30       December 31
                            ----------  -----------  -----------  -----------
   1998
   ----
   Revenues................ $9,016,000  $10,451,000  $10,930,000  $12,147,000
   Operating income
    (loss).................    124,000     (817,000)  (1,333,000)  (1,308,000)
   Income (loss) before
    income taxes...........    123,000     (820,000)  (1,334,000)  (1,274,000)
   Net loss................   (194,000)    (768,000)  (1,126,000)  (1,115,000)
   Net loss per share......      (0.03)       (0.11)       (0.15)       (0.14)
   1997
   ----
   Revenues................ $5,260,000  $ 5,854,000  $ 6,911,000  $ 7,472,000
   Operating loss..........   (912,000)  (1,123,000)    (138,000)  (1,108,000)
   Loss before income
    taxes..................   (934,000)  (1,131,000)    (170,000)  (1,122,000)
   Net loss................   (770,000)    (914,000)    (305,000)  (1,120,000)
   Net loss per share......      (0.11)       (0.13)       (0.04)       (0.15)

  During the second quarter of 1998, the Company significantly increased headcount in its domestic offices and incurred increased costs to support office growth. During the fourth quarter of 1997, the Company incurred approximately $255,000 in severance and as well as a non-cash charge of $570,000 in connection with the termination of a lease for office space.

16. Subsequent Events

  Change in Authorized Shares/Reverse Stock Split--On January 11, 1999, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to provide for the authorization of an aggregate of 39,351,376 shares of Class A common stock and 5,648,624 shares of Class B common stock, and approved a 0.95-for-1 reverse split of both classes of the Company's outstanding common stock effective upon completion of the Combination described below. Accordingly, all historical share and per-share amounts have been restated to reflect the changes in authorized shares and the reverse stock split.

  The Combination--On February 3, 1999, the Company signed a definitive agreement with True North to purchase the Poppe Tyson Strategic Interactive Marketing Operations effective October 1, 1998 in exchange for (i) the net assets of non-strategic digital interactive marketing businesses originally contributed by True North to Modem Media in 1996 (ii) 809,514 shares of Class B common stock of the Company and (iii) the forgiveness of $5,763,000 of intercompany payables.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

  Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 2,600,000 shares of its Class A common stock at an initial public offering price of $16.00 per share. In connection with the offering, the Company granted its underwriters a 30-day option to purchase up to an additional 390,000 shares of Class A common stock to cover over-allotments. On March 2, 1999, the Company's underwriters exercised this option. Total net proceeds from the offering were approximately $42,051,000. The Company used a portion of these proceeds to settle a $6,000,000 note payable to True North that became due and payable upon consummation of the offering. The Company expects to use the remaining net proceeds for general corporate purposes. Pending the use of the net proceeds for the above purposes, the Company has invested such funds in short-term, interest-bearing, investment grade obligations.

  Under the original agreement to purchase the Modem Partnership, True North is obligated to provide additional consideration to the former owners of the Modem Partnership upon completion of an initial public offering of the Company's common stock (see Note 3). Accordingly, in February 1999, True North paid $14,587,000 in cash and issued $3,931,000 in True North common stock to the former owners of the Modem Partnership, which resulted in corresponding increases in goodwill recorded on the books of the Company. The Company will amortize such amounts over the remainder of the original 20-year amortization period, beginning in February 1999.

  Stock Purchase Plan--Concurrently with its initial public offering, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") under which a total of 950,000 shares of Class A common stock have been made available for sale. Employees are eligible to participate in the Purchase Plan if the Company employs them for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, as defined, subject to certain limitations. The purchase price of each share of Class A common stock under this plan will be equal to 85% of the fair market value per share of Class A common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan will be implemented in a series of consecutive, overlapping offering periods, each approximately six months in duration. However, the first offering period shall be a period of 24 months commencing on February 15, 1999 and terminating on February 14, 2001. Employees may modify or end their participation in the offering at any time during the offering period, subject to certain limitations. Participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate in 2009 unless sooner terminated by the Company's Board of Directors.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To True North Communications Inc.:

  We have audited the accompanying balance sheet of Modem Media Advertising Limited Partnership (a Connecticut limited partnership) as of December 31, 1996, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the management of Modem Media Advertising Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modem Media Advertising Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
March 6, 1997

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

                                 BALANCE SHEET

                                                                    December 31,
                                                                        1996
                                                                    ------------
                              ASSETS
Current assets:
  Cash.............................................................  $2,586,000
  Accounts receivable, net of bad debt reserve of $408,000.........   4,287,000
  Unbilled revenues................................................     514,000
  Unbilled charges.................................................     475,000
  Prepaid expenses and other current assets........................     125,000
                                                                     ----------
    Total current assets...........................................   7,987,000

Property and equipment:
  Leasehold improvements...........................................     144,000
  Computers and software...........................................   1,957,000
  Furniture and other..............................................     576,000
                                                                     ----------
    Total property and equipment...................................   2,677,000
  Less: accumulated depreciation and amortization..................    (998,000)
                                                                     ----------
    Total property and equipment, net..............................   1,679,000
Other assets.......................................................      33,000
                                                                     ----------
    Total assets...................................................  $9,699,000
                                                                     ==========
                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable.................................................  $1,576,000
  Pre-billed media.................................................   1,343,000
  Advance billings.................................................     965,000
  Deferred revenues................................................     161,000
  Current portion of capital lease obligations.....................      76,000
  Accrued compensation.............................................     313,000
  Due to partners..................................................   1,564,000
  Other current liabilities........................................     506,000
                                                                     ----------
    Total current liabilities......................................   6,504,000

Noncurrent liabilities:
  Capital lease obligations, less current portion..................     193,000
  Other liabilities................................................      26,000

Partners' capital:
  General partner's interest.......................................   3,031,000
  Limited partners' interest.......................................     (55,000)
                                                                     ----------
    Total partners' capital........................................   2,976,000
                                                                     ----------
      Total liabilities and partners' capital......................  $9,699,000
                                                                     ==========

  The accompanying notes to financial statements are an integral part of this balance sheet.

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

                              STATEMENT OF INCOME

                                                                    Year Ended
                                                                     December
                                                                     31, 1996
                                                                    -----------
Revenues........................................................... $18,102,000

Costs and expenses:
  Salaries and benefits............................................   8,252,000
  Guaranteed payments to partners..................................   1,003,000
  Office and general...............................................   5,680,000
  Expense related to issuance of partnership options...............   3,045,000
                                                                    -----------
    Total operating expenses.......................................  17,980,000

Operating income...................................................     122,000
  Interest income..................................................      44,000
  Interest expense.................................................     (29,000)
                                                                    -----------
Net income......................................................... $   137,000
                                                                    ===========


  The accompanying notes to financial statements are an integral part of this statement.

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

                         STATEMENT OF PARTNERS' CAPITAL

                                           General      Limited       Total
                                          Partner's    Partners'    Partners'
                                          Interest     Interest     Interest
                                         -----------  -----------  -----------
Partners' capital, December 31, 1995.... $ 2,029,000  $ 1,733,000  $ 3,762,000
  Net income............................      70,000       67,000      137,000
  Distributions.........................  (2,113,000)  (1,855,000)  (3,968,000)
  Issuance of partnership options.......   3,045,000          --     3,045,000
                                         -----------  -----------  -----------
Partners' capital, December 31, 1996.... $ 3,031,000  $   (55,000) $ 2,976,000
                                         ===========  ===========  ===========



  The accompanying notes to financial statements are an integral part of this statement.

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                                                                    Year Ended
                                                                   December 31,
                                                                       1996
                                                                   ------------
Cash flows from operating activities:
  Net income...................................................... $   137,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................     686,000
    Provision for doubtful accounts...............................     394,000
    Expense related to issuance of partnership options............   3,045,000
    Changes in assets and liabilities:
      Accounts receivable.........................................     252,000
      Unbilled revenues...........................................    (198,000)
      Unbilled charges............................................     284,000
      Prepaid expenses and other current assets...................    (103,000)
      Accounts payable and other current liabilities..............    (521,000)
      Pre-billed media............................................   1,132,000
      Advance billings............................................     933,000
      Deferred revenues...........................................      51,000
      Accrued compensation........................................      (7,000)
      Other, net..................................................      36,000
                                                                   -----------
        Net cash provided by operating activities.................   6,121,000
Cash flows from investing activities:
  Purchase of property and equipment..............................    (952,000)
                                                                   -----------
    Net cash used in investing activities.........................    (952,000)
Cash flows from financing activities:
  Bank overdrafts.................................................    (157,000)
  Principal payments made under capital lease obligations.........    (206,000)
  Partners' distributions, net....................................  (2,404,000)
                                                                   -----------
    Net cash used in financing activities.........................  (2,767,000)
Net increase in cash..............................................   2,402,000
Cash, at beginning of the year....................................     184,000
                                                                   -----------
Cash, at end of the year.......................................... $ 2,586,000
                                                                   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest.......................... $    29,000
                                                                   ===========


  The accompanying notes to financial statements are an integral part of this statement.

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
1. Business and Significant Accounting Policies

  Description of Business--Modem Media Advertising Limited Partnership ("Modem Partnership"), a Connecticut limited partnership, was founded as Interactive Response Media, a Connecticut general partnership, in 1987. In June 1993, Interactive Response Media reorganized as a Connecticut limited partnership and changed its name to Modem Media Advertising Limited Partnership. The Modem Partnership is a technology-based marketing communications firm that provides interactive marketing solutions to its customers.

  Effective December 31, 1996, True North Communications Inc. ("True North") acquired a 64% interest in the Modem Partnership directly from the partners. True North contributed its ownership in the Modem Partnership and certain other businesses to its subsidiary, TN Technologies Inc., now named Modem Media . Poppe Tyson, Inc. These transactions are further described in Note 3 to the consolidated financial statements of Modem Media . Poppe Tyson, Inc. appearing elsewhere in this Annual Report on Form 10-K.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition--Revenues are recognized as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings. Unbilled charges represent production and other client reimbursable out-of-pocket costs in excess of billings. Revenue is reported net of such reimbursable costs. Pre-billed media represents amounts billed to customers for media placement in advance of the advertisements being placed. Advance billings represent billings of production and other client reimbursable out-of-pocket costs in excess of those incurred. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are determinable.

  Business Concentration--The Modem Partnership's services have been provided to a limited number of customers located in the United States in a variety of industries. One customer accounted for approximately 78.4% of the Modem Partnership's revenues during the year ended December 31, 1996.

  Property and Equipment--Property and equipment are stated at cost and are depreciated, principally using the straight-line method, over their estimated useful lives of three years for computers and software, and five to seven years for furniture and other. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. The Modem Partnership reviews its recorded fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments.

  Income Taxes--The Modem Partnership is a limited partnership pursuant to the provisions of the Internal Revenue and Connecticut State Tax Codes. Consequently, any federal and state income taxes applicable to the Modem Partnership's income are payable directly by its partners. Taxable income to the partners, computed on a modified cash basis, was $5,105,000 for the year ended December 31, 1996, as compared to pre-tax book income of $137,000 for the identical period.

  Fair Value of Financial Instruments--The carrying value of the Modem Partnership's assets and liabilities approximate their fair values due to the short maturities of these financial instruments.

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

2. Bad Debt Reserve

  The Modem Partnership's bad debt reserve and related activity is as follows:

                                    Balance                  Write-    Balance
                                      at     Provision for offs, Net    at End
                                   Beginning   Doubtful        of         of
                                   of Year     Accounts    Recoveries   Year
                                   --------- ------------- ----------  --------
Year ended December 31, 1996...... $262,000    $394,000    $(248,000)  $408,000

3. Lease Commitments

  The Modem Partnership leases office space in Westport and Norwalk, Connecticut and equipment under capital and operating leases expiring in various years through 2001. Rent expense related to operating leases totaled $494,000 for the year ended December 31, 1996.

  Future minimum lease payments under noncancellable capital and operating leases with lease terms in excess of one year as of December 31, 1996 are as follows:

                                                           December 31, 1996
                                                        -----------------------
                                                          Capital    Operating
                                                        ------------ ----------
      1997............................................    $ 94,000   $  547,000
      1998............................................      74,000      524,000
      1999............................................      74,000      500,000
      2000............................................      55,000      291,000
      2001............................................       9,000          --
      Thereafter......................................         --           --
                                                          --------   ----------
                                                           306,000   $1,862,000
                                                                     ==========
      Less: amount representing interest..............     (37,000)
                                                          --------
                                                          $269,000
                                                          ========

  Assets under capital leases are included in the consolidated balance sheet as follows:

                                                        December 31,
                                                            1996
                                                        ------------
      Computers and software..........................    $ 12,000
      Furniture and other.............................     263,000
                                                          --------
                                                           275,000
      Less: accumulated depreciation and
       amortization...................................     (81,000)
                                                          --------
        Total assets under capital leases, net........    $194,000
                                                          ========

  The Modem Partnership's obligations under the lease for office space in Westport, Connecticut were guaranteed as of December 31, 1996 by a $160,000 standby letter of credit secured by accounts receivable and other assets. In April 1996, the Company obtained an additional $100,000 standby letter of credit to guarantee certain vendor payables.

  The Modem Partnership entered into two sublease agreements relative to the Norwalk, Connecticut locations in October 1995 and May 1996. Total revenues to be received in future years pursuant to these sublease agreements, which will offset the Modem Partnership's obligation, approximate $58,000 at December 31, 1996.

                  MODEM MEDIA ADVERTISING LIMITED PARTNERSHIP

4. Retirement Benefit Plan

  Since January 1, 1994, the Modem Partnership has maintained a profit-sharing plan with a 401(k) feature for the benefit of eligible employees. No minimum length of service is required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Modem Partnership made discretionary matching contributions of $74,000 during the year ended December 31, 1996.

5. Line of Credit

  At December 31, 1996, the Company had a $1,000,000 bank line of credit secured by accounts receivable and other assets. No borrowings were outstanding under such line of credit as of the balance sheet date.

6. Transactions with Partners

  Partner Compensation--The Modem Partnership's partners are also employees of the Modem Partnership and their compensation is included in the accompanying statement of income as "Guaranteed payments to partners." Distributions of the Modem Partnership's net income to the partners are included in the financial statements as "Distributions."

  Due to Partners--In December 1996, the partners of the Modem Partnership declared a distribution of $1,564,000, which was paid in cash on January 2, 1997.

7. 1996 Option Plan

  In October 1996, the Modem Partnership established the Modem Media Advertising Limited Partnership 1996 Option Plan and granted fully vested options to certain employees to purchase interests in the Modem Partnership. These options resulted in a pre-tax, one-time, non-cash charge against income in the fourth quarter of 1996 of $3,045,000. The options have an exercise price of $0.61 per share and vest upon issuance. The compensation expense was calculated based upon the fair market value of the Modem Partnership's ownership interests of approximately $9.00 per share, which is derived from the acquisition of the Modem Partnership by True North in December 1996.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To True North Communications Inc.:

  We have audited the accompanying balance sheets of the Poppe Tyson Strategic Interactive Marketing Operations as of December 31, 1997 and 1996, and the related statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the management of the Poppe Tyson Strategic Interactive Marketing Operations. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Poppe Tyson Strategic Interactive Marketing Operations as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Stamford, Connecticut
November 16, 1998

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                                 BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           1997        1996
                                                        -----------  ---------
                        ASSETS
Current assets:
  Cash................................................. $   147,000  $ 332,000
  Accounts receivable, net of bad debt reserve of
   $16,000 and $0, respectively........................     777,000    137,000
  Unbilled charges.....................................      46,000        --
  Prepaid expenses and other current assets............      60,000     21,000
                                                        -----------  ---------
    Total current assets...............................   1,030,000    490,000
Property and equipment:
  Leasehold improvements...............................       7,000        --
  Furniture, computers and software....................     693,000     24,000
                                                        -----------  ---------
    Total property and equipment.......................     700,000     24,000
  Less: accumulated depreciation and amortization......    (168,000)    (3,000)
                                                        -----------  ---------
    Total property and equipment, net..................     532,000     21,000
Other assets...........................................       3,000      5,000
                                                        -----------  ---------
  Total assets......................................... $ 1,565,000  $ 516,000
                                                        ===========  =========
           LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..................................... $   366,000  $  72,000
  Current portion of capital lease obligations.........     139,000         --
  Accrued liabilities..................................     608,000    233,000
                                                        -----------  ---------
    Total current liabilities..........................   1,113,000    305,000
Noncurrent liabilities:
  Due to Bozell, non-interest bearing..................   3,346,000    724,000
  Capital lease obligations, less current portion......     120,000        --
Equity (deficit):
  Accumulated deficit..................................  (2,980,000)  (480,000)
  Accumulated other comprehensive income...............     (34,000)   (33,000)
                                                        -----------  ---------
    Total equity (deficit).............................  (3,014,000)  (513,000)
                                                        -----------  ---------
  Total liabilities and equity (deficit)............... $ 1,565,000  $ 516,000
                                                        ===========  =========

  The accompanying notes to financial statements are an integral part of these balance sheets.

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                            STATEMENTS OF OPERATIONS

                                                             Year Ended
                                                            December 31,
                                                        ----------------------
                                                           1997        1996
                                                        -----------  ---------
Revenues............................................... $ 3,925,000  $ 126,000
Costs and expenses:
  Salaries and benefits................................   3,350,000    429,000
  Office and general...................................   3,177,000    177,000
                                                        -----------  ---------
    Total operating expenses...........................   6,527,000    606,000
Operating loss.........................................  (2,602,000)  (480,000)
Interest expense, net..................................     (46,000)       --
                                                        -----------  ---------
Loss before income taxes...............................  (2,648,000)  (480,000)
Benefit for income taxes...............................    (148,000)       --
                                                        -----------  ---------
Net loss............................................... $(2,500,000) $(480,000)
                                                        ===========  =========



  The accompanying notes to financial statements are an integral part of these statements.

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                   STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

                                                      Accumulated
                                                         Other        Total
                                        Accumulated  Comprehensive    Equity
                                          Deficit       Income      (Deficit)
                                        -----------  ------------- -----------
Balance as of December 31, 1995........ $       --     $    --     $       --
Comprehensive income:
  Net loss.............................    (480,000)        --        (480,000)
  Foreign currency translation
   adjustment..........................         --      (33,000)       (33,000)
                                                                   -----------
    Total comprehensive income.........                               (513,000)
                                        -----------    --------    -----------
Balance as of December 31, 1996........    (480,000)    (33,000)      (513,000)
Comprehensive income:
  Net loss.............................  (2,500,000)        --      (2,500,000)
  Foreign currency translation
   adjustment..........................         --       (1,000)        (1,000)
                                                                   -----------
    Total comprehensive income.........                             (2,501,000)
                                        -----------    --------    -----------
Balance as of December 31, 1997........ $(2,980,000)   $(34,000)   $(3,014,000)
                                        ===========    ========    ===========



  The accompanying notes to financial statements are an integral part of these statements.

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                            STATEMENTS OF CASH FLOWS

                                                             Year Ended
                                                            December 31,
                                                        ----------------------
                                                           1997        1996
                                                        -----------  ---------
Cash flows from operating activities:
  Net loss............................................. $(2,500,000) $(480,000)
    Adjustments to reconcile net loss to net cash used
     in
    operating activities:
      Depreciation and amortization....................     165,000      3,000
      Provision for doubtful accounts..................      16,000        --
      Changes in assets and liabilities:
        Accounts receivable............................    (656,000)  (137,000)
        Unbilled charges...............................     (46,000)       --
        Prepaid expenses and other current assets......     (39,000)   (21,000)
        Accounts payable...............................     294,000     72,000
        Accrued liabilities............................     375,000    233,000
        Other, net.....................................       1,000    (38,000)
                                                        -----------  ---------
          Net cash used in operating activities........  (2,390,000)  (368,000)
Cash flows from investing activities:
  Purchase of property and equipment...................    (289,000)   (24,000)
                                                        -----------  ---------
          Net cash used in investing activities........    (289,000)   (24,000)
Cash flows from financing activities:
  Funding from parent company..........................   2,622,000    724,000
  Principal payments made under capital lease
   obligations.........................................    (128,000)        --

                                                        -----------  ---------
          Net cash provided by financing activities....   2,494,000    724,000
                                                        -----------  ---------
Net (decrease) increase in cash........................    (185,000)   332,000
Cash, at beginning of the year.........................     332,000        --
                                                        -----------  ---------
Cash, at end of the year............................... $   147,000  $ 332,000
                                                        ===========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest............... $    46,000  $     --
                                                        ===========  =========

  The accompanying notes to financial statements are an integral part of these statements.

            POPPY TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                         NOTES TO FINANCIAL STATEMENTS

1. Business and Significant Accounting Policies

  Description of Business--Poppe Tyson, Inc. ("Poppe Tyson") was formed in December 1985 as a subsidiary of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Bozell"), which was acquired by True North Communications Inc. ("True North") in December 1997 in a business combination accounted for under the pooling-of-interests method. Poppe Tyson includes the strategic interactive marketing operations and website production and maintenance businesses of Bozell.

  The strategic interactive marketing operations of Poppe Tyson (the "Poppe Tyson Strategic Interactive Marketing Operations" or the "Company") consist of Poppe Tyson's strategic interactive marketing operations in the United Kingdom, Hong Kong and the U.S., and certain fixed assets. The operations in the United Kingdom commenced operations in the fourth quarter of 1996 and the operations in Hong Kong and the United States commenced in 1997.

  Effective October 1, 1998, the Poppe Tyson Strategic Interactive Marketing Operations were purchased by Modem Media . Poppe Tyson, Inc. ("Modem Media"), formerly TN Technologies, Inc. This transaction is further discussed in Notes 1 and 3 to the consolidated financial statements of Modem Media appearing elsewhere in this Annual Report on Form 10-K.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition--Revenues are recognized as services are rendered. Unbilled charges represent production and other client reimbursable out-of-pocket costs in excess of billings. Revenue is reported net of such reimbursable costs. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are determinable.

  Business Concentration and Credit Risk--The Company's services have been provided to a limited number of clients in a variety of industries. One customer accounted for 42.4% and three customers accounted for 75.0% of the Company's revenues during the years ended December 31, 1997 and 1996, respectively.

  Two customers accounted for 34.7% of gross accounts receivable as of December 31, 1997 and four customers accounted for the entire accounts receivable balance as of December 31, 1996.

  Property and Equipment--Property and equipment are stated at cost and are depreciated, principally using the straight-line method, over their estimated useful lives of three years for computers and software, and five to seven years for furniture and other. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. The Company reviews its recorded fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments.

  Income Taxes--The Company and Bozell have certain tax-sharing arrangements as described in Note 4. The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities

            POPPY TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

  Foreign Currency Translation--The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Under this method, net foreign currency transaction gains and losses are included in the accompanying statements of operations. Such gains and losses were immaterial for the years ended December 31, 1997 and 1996.

  Fair Value of Financial Instruments--The carrying value of the Company's assets and liabilities approximate their fair values due to the short maturities of these financial instruments.

2. Lease Commitments

  The Company leases office space in the United Kingdom and Hong Kong and equipment under capital and operating leases expiring in various years through 2002. Rent expense related to operating leases totaled $231,000 and $35,000 for the years ended December 31, 1997 and 1996, respectively.

  Future minimum lease payments under noncancellable capital and operating leases with lease terms in excess of one year as of December 31, 1997 are as follows:

                                                             Capital   Operating
                                                             --------  ---------
      1998.................................................. $185,000  $287,000
      1999..................................................  143,000   253,000
      2000..................................................   15,000   125,000
      2001..................................................       --   125,000
      2002..................................................       --    32,000
      Thereafter............................................       --        --
                                                             --------  --------
                                                              343,000  $822,000
                                                                       ========
      Less: amount representing interest....................  (84,000)
                                                             --------
                                                             $259,000
                                                             ========

  Assets under capital leases are included in the 1997 balance sheet as follows:

      Furniture, computers and software..............................  $387,000
      Less: accumulated depreciation and amortization................   (55,000)
                                                                       --------
      Total assets under capital leases, net.........................  $332,000
                                                                       ========

3. Related Party Transactions

  Due to Bozell--Amounts remitted to, and borrowed from, Bozell to fund operations are non-interest bearing. Amounts owed to Bozell as of the effective date of the sale of the Company to Modem Media (see Note 1) will be contributed to paid-in capital. Accordingly, the balances outstanding as of December 31, 1997 and 1996 have been reflected as noncurrent liabilities in the accompanying balance sheets.

            POPPY TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

  The average amount outstanding for the year ended December 31, 1997 was approximately $60,000. The amount was incurred ratably over the year as advances to fund operations.

  Parent Company Allocations--Bozell charges each of its operating units for general corporate expenses incurred at the parent company level, including costs to administer certain employee benefit plans; legal, accounting and treasury services; use of office facilities; and other services for certain operations. These charges amounted to approximately $115,000 and $0 for the years ended December 31, 1997 and 1996, respectively, and are included in office and general expenses in the accompanying statements of operations. The Company believes that the method used to allocate these general corporate expenses (based on revenue) is reasonable and that the expenses that would have been incurred on a stand-alone basis would not be materially different.

4. Income Taxes

  The Company operates under a tax-sharing agreement with its parent, Bozell, and until October 1, 1998, the effective date of the sale of the Company to Modem Media will continue to be, for federal income tax purposes, included in Bozell's consolidated returns.

  The components of loss before income taxes are as follows:

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                            1997        1996
                                                        ------------  ---------
      Domestic........................................  $   (352,000) $      --
      International...................................    (2,296,000)  (480,000)
                                                        ------------  ---------
                                                        $(2,648,000)  $(480,000)
                                                        ============  =========

  The benefit for income taxes consists of the following:

                                                       Year Ended December 31,
                                                       --------------------------
                                                           1997          1996
                                                       -------------  -----------
      Current benefit:
        Federal....................................... $    (110,000) $       --
        Foreign.......................................            --          --
        State.........................................       (38,000)         --
                                                       -------------  ----------
                                                           $(148,000) $       --
                                                       =============  ==========

  The Company's effective income tax rates and the U.S. statutory rate of 35.0% differ principally because the Company has not recognized tax benefits on the losses of its international operations.

5. Subsequent Events

  Effective October 1, 1998, the Poppe Tyson Strategic Interactive Marketing Operations were purchased by Modem Media, formerly TN Technologies, Inc. This transaction is further discussed in Notes 1 and 3 to the consolidated financial statements of Modem Media appearing elsewhere in this Annual Report on Form 10-K.