Form 10-Q
period 1999-03-31
MODEM MEDIA POPPE TYSON INC
filed 1999-05-13
CIK 1024787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999

                          Commission File No. 0-21935

                               ----------------


                        Modem Media . Poppe Tyson, Inc.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              06-1464807
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

                                230 East Avenue
                               Norwalk, CT 06855
                                (203) 299-7000
             (Address of principal executive offices and zip code)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  There were 5,448,595 shares of the Registrant's Class A Common Stock, $.001 par value, and 5,641,024 shares of the Registrant's Class B Common Stock, $.001 par value, outstanding as of May 5, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               Description                                 Page
                               -----------                                 ----
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements
      Condensed Consolidated Balance Sheets as of March 31, 1999 and
       December 31, 1998..................................................   1
      Condensed Consolidated Statements of Operations for the three months ended
       March 31, 1999 and 1998............................................   2
      Condensed Consolidated Statements of Cash Flows for the three months ended
       March 31, 1999 and 1998............................................   3
      Notes to Condensed Consolidated Financial Statements................   4
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results
          of Operations...................................................   8
PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................  15
  Item 2. Changes in Securities and Use of Proceeds.........................  15
  Item 3. Defaults Upon Senior Securities...................................  15
  Item 4. Submission of Matters to a Vote of Security Holders...............  15
  Item 5. Other Information.................................................  15
  Item 6. Exhibits and Reports on Form 8-K..................................  15
      Signatures............................................................  16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          March 31,    December 31,
                                                             1999          1998
                                                         ------------  ------------
                                                         (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $ 47,539,000  $ 7,824,000
  Accounts receivable, net..............................    8,574,000   13,619,000
  Unbilled revenues.....................................    1,792,000    1,261,000
  True North note receivable............................          --     4,500,000
  Other current assets..................................    2,744,000    2,263,000
                                                         ------------  -----------
    Total current assets................................   60,649,000   29,467,000
Noncurrent assets:
  Property and equipment, net...........................    6,895,000    6,826,000
  Goodwill, net.........................................   51,068,000   33,139,000
  Other assets, including deferred offering costs in
   1998.................................................      254,000    1,854,000
                                                         ------------  -----------
    Total noncurrent assets.............................   58,217,000   41,819,000
                                                         ------------  -----------
    Total assets........................................ $118,866,000  $71,286,000
                                                         ============  ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $  2,613,000  $ 4,522,000
  Pre-billed media......................................    5,625,000    6,914,000
  Advance billings......................................    2,063,000    2,164,000
  Deferred revenues.....................................    4,643,000    5,484,000
  Due to True North.....................................      625,000    1,797,000
  Note payable to True North............................          --     6,000,000
  Accrued expenses and other current liabilities........    7,172,000    8,503,000
                                                         ------------  -----------
    Total current liabilities...........................   22,741,000   35,384,000
Other liabilities.......................................      297,000      342,000
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued and outstanding..............          --           --
  Common stock, Class A, $.001 par value, 39,351,376
   shares authorized, 5,452,495 and 2,424,135 shares
   issued...............................................        5,000        2,000
  Common stock, Class B, $.001 par value, 5,648,624
   shares authorized, 5,641,024 and 5,648,624 shares
   issued...............................................        6,000        6,000
  Paid-in capital.......................................  108,116,000   47,211,000
  Accumulated deficit...................................  (12,086,000) (11,613,000)
  Treasury stock, 9,555 shares of Class A common stock,
   at cost..............................................     (176,000)         --
  Accumulated other comprehensive income................      (37,000)     (46,000)
                                                         ------------  -----------
    Total stockholders' equity..........................   95,828,000   35,560,000
                                                         ------------  -----------
    Total liabilities and stockholders' equity.......... $118,866,000  $71,286,000
                                                         ============  ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                        March 31,
                                                  -----------------------
                                                     1999         1998
                                                  -----------  ----------
                                                       (unaudited)
Revenues......................................... $12,383,000  $9,016,000
Costs and expenses:
  Salaries and benefits..........................   8,484,000    5,920,000
  Office and general.............................   3,923,000    2,474,000
  Amortization of goodwill.......................     590,000      417,000
  Operating losses of True North Units Held for
   Transfer......................................         --         81,000
                                                  -----------    ----------
    Total costs and expenses.....................  12,997,000    8,892,000
                                                  -----------   ----------
Operating (loss) income..........................    (614,000)     124,000
Interest income (expense), net...................     337,000        (1,000)
                                                  -----------    ----------
(Loss) income before income taxes................    (277,000)     123,000
Provision for income taxes.......................     196,000      317,000
                                                  -----------   ----------
Net loss......................................... $  (473,000) $ (194,000)
                                                  ===========  ==========
Basic and diluted net loss per share............. $     (0.05) $    (0.03)
                                                  ===========       ==========
Basic and diluted weighted-average number of
 common shares outstanding.......................   9,655,000   7,263,000
                                                  ===========  ==========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                            (unaudited)
Cash flows from operating activities:
  Net loss........................................... $  (473,000) $  (194,000)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation.....................................     742,000      310,000
    Amortization of goodwill.........................     590,000      417,000
    Provision for doubtful accounts..................     108,000       70,000
    Loss on disposal of equipment....................      75,000          --
    Changes in assets and liabilities:
      Accounts receivable............................   4,937,000   (1,058,000)
      Unbilled revenues..............................    (531,000)    (199,000)
      Other current assets...........................    (481,000)    (368,000)
      Accounts payable, accrued expenses and other
       current liabilities...........................  (3,196,000)     373,000
      Pre-billed media...............................  (1,289,000)  (1,194,000)
      Advance billings...............................    (101,000)     170,000
      Deferred revenues..............................    (841,000)     (24,000)
      Other, net.....................................     203,000      141,000
      Net assets of True North Units Held for
       Transfer......................................         --        89,000
                                                      -----------  -----------
        Net cash used in operating activities........    (257,000)  (1,467,000)
Cash flows from investing activities:
  Purchase of property and equipment.................    (881,000)    (346,000)
                                                      -----------  -----------
        Net cash used in investing activities........    (881,000)    (346,000)
Cash flows from financing activities:
  Proceeds from initial public offering..............  43,459,000          --
  Funding (to) from True North.......................  (2,672,000)     997,000
  Principal payments made under capital lease
   obligations.......................................     (96,000)     (85,000)
  Other, net.........................................     162,000          --
                                                      -----------  -----------
        Net cash provided by financing activities....  40,853,000      912,000
                                                      -----------  -----------
Net increase (decrease) in cash......................  39,715,000     (901,000)
Cash, at beginning of the period.....................   7,824,000    7,056,000
                                                      -----------  -----------
Cash, at end of the period........................... $47,539,000  $ 6,155,000
                                                      ===========  ===========

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Nature of Operations--Modem Media . Poppe Tyson, Inc. ("Modem Media" or the "Company") is a subsidiary of True North Communications Inc. ("True North") and has been a leading provider of digital interactive marketing solutions since 1987. By developing internet marketing programs that incorporate advanced communication technologies, the Company enables its clients to attract, acquire and retain customers. The Company's marketing programs include the design and implementation of electronic business programs that enable its clients to support and leverage their world-class brands. The Company combines its substantial expertise in strategic marketing, creative design and digital technology to deliver, on a worldwide basis, a complete range of digital interactive marketing services, including strategic consulting and research, electronic commerce and electronic consumer care services, interactive advertising, and data collection and analysis. The Company's marketing programs are designed to enable its clients to target narrowly-defined market segments, provide their customers with detailed product and service information, sell products and services and provide post-sale customer support electronically, and offer ongoing marketing programs. Marketing programs developed by the Company are delivered primarily through the Internet. The Company has operations in the United States, Canada, Hong Kong and the United Kingdom, with an affiliate office in Brazil.

  Basis of Presentation--The condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

  Reclassifications--Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.

  Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company's effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization, the tax effects of the non-strategic digital interactive marketing operations that the Company sold back to True North effective October 1, 1998 (see Note 2) and losses of certain foreign subsidiaries on which the Company did not recognize a tax benefit.

  Cash and cash equivalents--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Net Loss Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net loss per share gives effect to all potential dilutive securities that were outstanding during each period. The Company had a net loss for all periods presented herein; as a result, none of the options outstanding during each of the periods presented were included in the computations of diluted net loss per share because they were antidilutive.

  On January 11, 1999, the Company's Board of Directors approved a 0.95-for-1 reverse split of the Company's outstanding common stock effective upon completion of its acquisition of the strategic interactive marketing operations of Poppe Tyson, Inc. from True North, which occurred on February 3, 1999 (see Notes 2 and 3). Accordingly, all historical weighted-average share and per-share amounts have been restated to reflect the reverse stock split.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

2. Acquisitions

  On December 31, 1996, True North, through the Company, acquired a 64% interest in Modem Media Advertising Limited Partnership (the "Modem Partnership"). In addition to the consideration initially paid, True North was obligated to make cash payments of up to $19,000,000 and issue $4,000,000 in shares of True North common stock to the former owners of the Modem Partnership upon completion of an initial public offering of the Company's common stock. The acquisition agreement also required additional payments contingent on future earnings to be made in the event that an initial public offering had not occurred, which payments would thereby reduce the aforementioned $19,000,000 obligation. Pursuant to the agreement, payments aggregating $4,413,000 were made to the former owners through December 31, 1998. On February 10, 1999, the Company completed an initial public offering of its common stock (see Note 3). As a result, True North paid $14,587,000 in cash and issued $3,931,000 in True North common stock to the former owners of the Modem Partnership, thereby resulting in corresponding increases in goodwill recorded on the books of the Company. Such amounts are being amortized over the remainder of the original 20-year amortization period beginning in February 1999, and will result in approximately $1,000,000 of additional amortization of goodwill per year over the next 18 years.

  On February 3, 1999, the Company signed a definitive agreement with True North to purchase the strategic interactive marketing operations of Poppe Tyson, Inc. effective October 1, 1998 in exchange for (i) the net assets of non-strategic digital interactive marketing businesses originally contributed by True North to the Company in 1996 and (ii) 809,514 shares of Class B common stock of the Company. In conjunction with this transaction, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to the Company.

3. Equity

  Change in Authorized Shares/Reverse Stock Split--On January 11, 1999, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to provide for the authorization of an aggregate of 39,351,376 shares of Class A common stock and 5,648,624 shares of Class B common stock. On that date, the Board of Directors also approved a 0.95-for-1 reverse split of both classes of the Company's outstanding common stock effective upon completion of the acquisition of the strategic interactive marketing operations of Poppe Tyson, Inc., which occurred on February 3, 1999 (see Note 2). Accordingly, all historical share and per-share amounts have been restated to reflect the changes in authorized shares and the reverse stock split.

  Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 2,990,000 shares of its Class A common stock at an initial public offering price of $16.00 per share. Total net proceeds from the offering were approximately $42,051,000. The Company used a portion of these proceeds to settle a $6,000,000 note payable to True North that became due and payable upon consummation of the offering. The Company expects to use the remaining net proceeds for general corporate purposes and global expansion. Pending the use of the net proceeds for the above purposes, the Company has invested such funds in short-term, interest-bearing, investment grade obligations that are reflected as cash equivalents in the accompanying condensed consolidated balance sheet as of March 31, 1999.

  Treasury Stock--The Company accounts for treasury stock purchases at cost.

4. Comprehensive Income

  The Company reflects its comprehensive income, such as unrealized gains and losses on the Company's foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

No. 130, Reporting Comprehensive Income. Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
      Net loss........................................... $(473,000) $(194,000)
      Foreign currency translation adjustment............     9,000     19,000
                                                          ---------  ---------
        Total comprehensive income....................... $(464,000) $(175,000)
                                                          =========  =========

5. Stock Purchase Plan

  In February 1999, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") under which a total of 950,000 shares of Class A common stock have been made available for sale. Employees are eligible to participate in the Purchase Plan if the Company employs them for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, as defined, subject to certain limitations. The purchase price of each share of Class A common stock under this plan will be equal to 85% of the fair market value per share of Class A common stock on the first or last day of the offering period, whichever is lower. The Purchase Plan will be implemented in a series of consecutive, overlapping offering periods, each approximately six months in duration. However, the first offering period shall be a period of 24 months commencing on February 15, 1999 and terminating on February 14, 2001. Employees may modify or end their participation in the offering at any time during the offering period, subject to certain limitations. Participation ends automatically on termination of employment with the Company. The Purchase Plan will terminate in 2009 unless sooner terminated by the Company's Board of Directors.

6. Related Party Transactions

  True North Note Receivable--On May 26, 1998, the Company entered into an agreement to loan up to $3,000,000 to True North under a demand note facility, which bore interest at 5.75% per annum. Such agreement was amended on November 24, 1998 to increase the availability under such facility to $10,000,000. The outstanding balance under this facility was $4,500,000 as of December 31, 1998 and is reflected as "True North note receivable" in the accompanying condensed consolidated balance sheet. In February 1999, True North repaid all amounts outstanding under this note.

  Due to True North--On December 31, 1996, the Company and True North entered into a one-year agreement, whereby True North agreed to provide advances to the Company from time-to-time, as requested. This agreement has been extended indefinitely beyond the initial one-year term by mutual consent and, in 1998, True North ceased charging interest to the Company under this facility. The outstanding balances under this facility were $625,000 and $1,797,000 as of March 31, 1999 and December 31, 1998, respectively. In April 1999, the Company repaid the outstanding balance of $625,000 to True North.

  Note Payable to True North--The Company's $6,000,000 note payable to True North was repaid in February 1999 with a portion of the Company's net proceeds from its initial public offering (see Note 3).

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

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

7. Commitments and Contingencies
  Other--In September 1998, the Company executed a letter of intent relating to an investment of up to $5,000,000 in a company that provides media placement on the Internet. This letter of intent was terminated during the current quarter.

8. Geographic Information

  Information about the Company's operations in different geographic regions is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
   Revenues:
     Domestic......................................... $10,779,000  $7,885,000
     International....................................   1,604,000   1,131,000
                                                       -----------  ----------
                                                       $12,383,000  $9,016,000
                                                       ===========  ==========
   (Loss) income before income taxes:
     Domestic......................................... $   121,000  $  254,000
     International....................................    (398,000)    (50,000)
     True North Units Held for Transfer...............         --      (81,000)
                                                       -----------  ----------
                                                       $  (277,000) $  123,000
                                                       ===========  ==========
   Net loss:
     Domestic......................................... $  (192,000) $  (37,000)
     International....................................    (281,000)    (68,000)
     True North Units Held for Transfer...............         --      (89,000)
                                                       -----------  ----------
                                                       $  (473,000) $ (194,000)
                                                       ===========  ==========

9. Supplemental Cash Flow Data

                                                         Three Months Ended
                                                             March 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
   Interest paid...................................... $    48,000  $   35,000
   Taxes paid......................................... $       --   $  111,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

  Modem Media derives substantially all of its revenues from fees for digital interactive marketing services rendered to a select number of Fortune 500 companies and emerging companies with online business models. Modem Media's digital interactive marketing services include:

  .strategic consulting and research;

  .strategy development and planning;

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

  Salaries and benefits represent the majority of Modem Media's operating expenses. These expenses include salaries, employee benefits, incentive compensation and other payroll-related costs. Office and general is comprised of office rent, utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses.

  Modem Media has experienced operating losses as well as net losses on both a historical and pro forma basis, as defined below, in nine of the thirteen quarters from January 1, 1996 through March 31, 1999. Although Modem Media has experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. In addition, Modem Media has incurred substantial costs to expand and integrate its operations and intends to continue to invest heavily in ongoing expansion and integration efforts as well as infrastructure development. As a result, including the effect of amortization of goodwill, Modem Media expects to continue to incur operating losses through 1999 and beyond. There can be no assurance that Modem Media will achieve or sustain profitability.

Factors Affecting Operating Results

  Modem Media's revenues have historically been higher during the second half of each year as its clients prepare marketing campaigns for products and services launched in anticipation of fall trade shows and the holiday season. In the past, Modem Media has experienced revenue declines during the first quarter of the year from the fourth quarter of the preceding year as clients reestablish their annual marketing and advertising budgets. Modem Media expects this variation in revenue to continue in the future.

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

Pro Forma Results of Operations

  The following table sets forth certain pro forma statements of operations data of Modem Media for the three months ended March 31, 1999 and 1998. The pro forma results of operations data of Modem Media presented below assume that the disposition of the non-strategic digital interactive marketing operations that Modem Media sold back to True North effective October 1, 1998 occurred on January 1, 1998. Management believes that the pro forma statements of operations data may be useful to investors in evaluating the financial performance of Modem Media on an ongoing basis. Such pro forma data may not, however, be indicative of the results of operations of Modem Media that actually would have occurred had the disposition of the non-strategic digital interactive marketing operations occurred on January 1, 1998, or of the results of operations that may be obtained by Modem Media in the future.

                                                       Three Months Ended
                                                           March 31,
                                                   ---------------------------
                                                       1999           1998
                                                   -------------  ------------
                                                   (unaudited, in thousands)
      Revenues.................................... $      12,383  $      9,016
      Salaries and benefits.......................         8,484         5,920
      Office and general..........................         3,923         2,474
      Amortization of goodwill....................           590           417
                                                   -------------  ------------
      Operating (loss) income.....................          (614)          205
      Interest income (expense), net..............           337           (1)
      Provision for income taxes..................           196           309
                                                   -------------  ------------
      Net loss.................................... $        (473) $       (105)
                                                   =============  ============

  The following table sets forth certain statements of operations data of Modem Media as a percentage of total revenues on a pro forma basis, as defined, for the periods indicated:

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
                                                             (unaudited)
        Revenues........................................     100.0%      100.0%
        Salaries and benefits...........................      68.5        65.7
        Office and general..............................      31.7        27.4
        Amortization of goodwill........................       4.8         4.6
                                                         ---------   ---------
        Operating (loss) income.........................      (5.0)        2.3
        Interest income (expense), net..................       2.7         --
        Provision for income taxes......................       1.5         3.4
                                                         ---------   ---------
        Net loss........................................      (3.8)%      (1.1)%
                                                         =========   =========

Pro Forma Three Months Ended March 31, 1999 Compared to Pro Forma Three Months Ended March 31, 1998

  Revenues. Pro forma revenues increased $3.4 million, or 37.3%, to $12.4 million for the three months ended March 31, 1999 from $9.0 million for the three months ended March 31, 1998. Pro forma revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

  Salaries and Benefits. Pro forma salaries and benefits increased $2.6 million, or 43.3%, to $8.5 million for the three months ended March 31, 1999 from $5.9 million for the three months ended March 31, 1998. Pro forma salaries and benefits represented 68.5% and 65.7% of pro forma revenues for the three months ended March 31, 1999 and 1998, respectively. Both the dollar and percentage increases in pro forma salaries and benefits were attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business.

  Office and General. Pro forma office and general increased $1.4 million, or 58.6%, to $3.9 million for the three months ended March 31, 1999 from $2.5 million for the three months ended March 31, 1998. Pro forma office and general represented 31.7% and 27.4% of pro forma revenues for the three months ended March 31, 1999 and 1998, respectively. Both the dollar and percentage increases in pro forma office and general were primarily due to increased occupancy and office support expenses incurred in connection with increases in headcount.

  Amortization of Goodwill. Pro forma amortization of goodwill increased by $0.2 million, or 41.5%, to $0.6 million for the three months ended March 31, 1999 from $0.4 million for the three months ended March 31, 1998. The increase is a result of payments of additional purchase price for Modem Media Advertising Limited Partnership (the "Modem Partnership") by True North to the former owners of the Modem Partnership. True North made total payments of $3.3 million and $18.5 million in May 1998 and February 1999, respectively (see
Note 2 of Notes to Condensed Consolidated Financial Statements of Modem Media . Poppe Tyson, Inc. and Subsidiaries). Goodwill originated from the combination of Modem Media with the Modem Partnership in December 1996 and is being amortized by Modem Media over a 20-year period.

  Interest. Pro forma interest income, net increased to $0.3 million during the three months ended March 31, 1999. The increase is principally attributable to interest income earned on investments purchased with the proceeds from Modem Media's initial public offering.

  Income Taxes. Modem Media had a provision for income taxes of $0.2 million on a pro forma pre-tax loss of $0.3 million for the three months ended March 31, 1999, as compared to a provision for income taxes of $0.3 million on pro forma pre-tax income of $0.2 million for the three months ended March 31, 1998. On a pro forma basis, the effective income tax rates for the three months ended March 31, 1999 and 1998 were 70.8% and 151.5%, respectively. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which Modem Media did not recognize a tax benefit.

Historical Results of Operations

  The following table sets forth certain items from Modem Media's statements of operations data included elsewhere in this Quarterly Report on Form 10-Q.

                                                     Three Months Ended
                                                         March 31,
                                                 ----------------------------
                                                     1999            1998
                                                 -------------   ------------
                                                 (unaudited, in thousands)
      Revenues.................................  $      12,383   $      9,016
      Salaries and benefits....................          8,484          5,920
      Office and general.......................          3,923          2,474
      Amortization of goodwill.................            590            417
      Operating losses of True North Units Held
       for Transfer............................            --              81
                                                 -------------   ------------
      Operating (loss) income..................           (614)           124
      Interest income (expense), net...........            337            (1)
      Provision for income taxes...............            196            317
                                                 -------------   ------------
      Net loss.................................  $        (473)  $       (194)
                                                 =============   ============

  The following table sets forth certain items from Modem Media's statements of operations data as a percentage of total revenues for the periods indicated:

                                                     Three Months Ended
                                                         March 31,
                                                 ----------------------------
                                                     1999            1998
                                                 -------------   ------------
                                                        (unaudited)
      Revenues.................................          100.0%         100.0%
      Salaries and benefits....................           68.5           65.7
      Office and general.......................           31.7           27.4
      Amortization of goodwill.................            4.8            4.6
      Operating losses of True North Units Held
       for Transfer............................            --             0.9
                                                 -------------   ------------
      Operating (loss) income..................           (5.0)           1.4
      Interest income (expense), net...........            2.7            --
      Provision for income taxes...............            1.5            3.5
                                                 -------------   ------------
      Net loss.................................           (3.8)%         (2.1)%
                                                 =============   ============

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

  Revenues. Revenues increased $3.4 million, or 37.3%, to $12.4 million for the three months ended March 31, 1999 from $9.0 million for the three months ended March 31, 1998. Revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

  Salaries and Benefits. Salaries and benefits increased $2.6 million, or 43.3%, to $8.5 million for the three months ended March 31, 1999 from $5.9 million for the three months ended March 31, 1998. Salaries and benefits represented 68.5% and 65.7% of revenues for the three months ended March 31, 1999 and 1998, respectively. Both the dollar and percentage increases in salaries and benefits were attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business.

  Office and General. Office and general increased $1.4 million, or 58.6%, to $3.9 million for the three months ended March 31, 1999 from $2.5 million for the three months ended March 31, 1998. Office and general represented 31.7% and 27.4% of revenues for the three months ended March 31, 1999 and 1998, respectively. Both the dollar and percentage increases in office and general were primarily due to increased occupancy and office support expenses incurred in connection with increases in headcount.

  Amortization of Goodwill. Amortization of goodwill increased by $0.2 million, or 41.5%, to $0.6 million for the three months ended March 31, 1999 from $0.4 million for the three months ended March 31, 1998. The increase is a result of payments of additional purchase price for Modem Partnership by True North to the former owners of the Modem Partnership of $3.3 million and $18.5 million in May 1998 and February 1999, respectively (see Note 2 of Notes to Condensed Consolidated Financial Statements of Modem Media . Poppe Tyson, Inc. and Subsidiaries). Goodwill originated from the combination of Modem Media with the Modem Partnership in December 1996 and is being amortized by Modem Media over a 20-year period.

  Operating Losses of True North Units Held for Transfer. The non-strategic digital interactive marketing operations were sold to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of the Company's operating results for the three months ended March 31, 1999.

  Interest. Interest income, net increased to $0.3 million during the three months ended March 31, 1999. The increase is principally attributable to interest income earned on investments purchased with the proceeds from Modem Media's initial public offering.

  Income Taxes. Modem Media had a provision for income taxes of $0.2 million on a pre-tax loss of $0.3 million for the three months ended March 31, 1999, as compared to a provision for income taxes of $0.3 million on pre-tax income of $0.1 million for the three months ended March 31, 1998. The effective income tax rates for the three months ended March 31, 1999 and 1998 were 70.8% and 257.7%, respectively. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which Modem Media did not recognize a tax benefit.

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

  Net cash used in operating activities was $0.3 million and $1.5 million for the three months ended March 31, 1999 and 1998, respectively. The investment in working capital was partially offset by depreciation expense and goodwill amortization, which totaled $1.3 million and $0.7 million for the three months ended March 31, 1999 and 1998, respectively.

  Net cash used in investing activities was $0.9 million and $0.3 million for the three months ended March 31, 1999 and 1998, respectively. Investing activities reflect capital expenditures to purchase and install enterprise software in 1999, and to purchase other computer software, computer hardware, furniture and office equipment in both periods.

  Net cash provided by financing activities was $40.9 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively. The primary sources of cash flows from financing activities were proceeds from Modem Media's initial public offering of $43.5 million in 1999 and borrowings from True North of $1.0 million during the three months ended March 31, 1998.

  Modem Media's short-term capital commitments include lease payments over the next 12 months aggregating approximately $3.4 million and payments of approximately $0.4 million to complete a new financial accounting system. The long-term capital needs of Modem Media will depend on numerous factors, including the rates at which Modem Media is able to obtain new business from clients and expand its personnel and infrastructure to accommodate growth, as well as the rate at which it chooses to invest in new technologies. Modem Media has ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations.

  In August 1998, True North extended a credit facility to Modem Media allowing for revolving borrowings in the amount of up to $3.0 million to be outstanding at any given time. The credit facility with True North expires in February 2001, or upon 60 days advance notice if True North's voting control in the Modem Media falls below 50% of total voting power.

  Modem Media believes that the net proceeds from its initial public offering, together with funds available from operations, if any, will be sufficient to meet its capital needs for at least the next twelve months. A portion of the net proceeds from the offering may also be used to acquire or invest in complementary marketing communications companies, services, products or technologies, or to invest in geographic expansion. Modem Media has no agreements or commitments with respect to any such transactions.

Year 2000 Compliance

  The following Year 2000 statement is a Year 2000 Readiness Disclosure made pursuant to Section 7(b) of the Year 2000 Information and Readiness Disclosure Act.

  Modem Media has completed an assessment of its non-information technology systems, and believes based on that assessment that these systems do not contain any elements that are susceptible to Year 2000 problems. Based on recent assessments of its information technology systems, however, Modem Media has determined that it will be required to modify or replace some portions of its information processing systems in order to ensure that those systems are Year 2000 compliant. Modem Media intends to replace these systems during the year, and does not believe that the cost of replacement will be material. As a result, Modem Media believes that its internal computer systems will properly utilize dates beyond December 31, 1999. If, in the worst case scenario, such replacement is not made, or is not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of Modem Media.

  Modem Media regularly conducts transactions and performs services that interface directly with the systems of its clients. Modem Media is in the process of confirming that its clients' systems are Year 2000 compliant. In the worst case scenario, the inability of a substantial number of Modem Media's clients to complete their Year 2000 compliance could cause them to substantially reduce their spending on interactive marketing programs.

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

  . The use of these systems by True North personnel is generally incidental to the services provided; and

  . The systems used generally consist of off-the-shelf software that is readily replaceable.

  Modem Media is in the process of developing contingency plans to be used in the event of a failure of its information technology systems, even though it expects to have its material systems in place by the third quarter of 1999. In connection with Modem Media's assessment of third party readiness during 1999, Modem Media is evaluating the extent to which contingency plans are needed based on the level of uncertainty regarding such readiness. In the event Modem Media's clients, intermediaries or vendors do not expect to be Year 2000 compliant, Modem Media's contingency plans may include replacing such intermediaries or vendors or conducting the particular operation itself.

  In order to keep pace with the growth and expansion of its business, Modem Media decided in 1997 to replace its existing financial accounting system and is currently in the process of doing so. Under the purchase agreement, the system provider has given Modem Media a two-year limited warranty that the replacement financial accounting system will be Year 2000 compliant.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Modem Media is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On February 4, 1999, the Securities and Exchange Commission declared Modem Media's Registration Statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, Modem Media completed an initial public offering of an aggregate of 2,990,000 shares of Modem Media's Class A Common Stock at an offering price of $16.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to Modem Media, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. Modem Media used $6,000,000 of these proceeds to settle an intercompany note payable to its parent, True North Communications Inc. Modem Media has invested the remainder of the net proceeds in short-term, interest-bearing, investment grade obligations pending their use.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      --27.1 Financial Data Schedule

  (b) Reports on Form 8-K

      --None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 13th day of May, 1999.

                                          Modem Media . Poppe Tyson, Inc.

                                                  /s/ Gerald M. O'Connell
                                          By: _________________________________
                                                    Gerald M. O'Connell
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                         Title                Date

       /s/ Gerald M. O'Connell         Chief Executive             May 13, 1999
-------------------------------------   Officer and Director
         Gerald M. O'Connell            (Principal Executive
                                        Officer)

        /s/ Steven C. Roberts          Chief Financial             May 13, 1999
-------------------------------------   Officer (Principal
          Steven C. Roberts             Financial and
                                        Accounting Officer)

       /s/ Robert C. Allen, II         Director                    May 13, 1999
-------------------------------------
         Robert C. Allen, II

         /s/ Robert H. Beeby           Director                    May 13, 1999
-------------------------------------
           Robert H. Beeby

     /s/ Donald M. Elliman, Jr.        Director                    May 13, 1999
-------------------------------------
       Donald M. Elliman, Jr.

           /s/ Don Peppers             Director                    May 13, 1999
-------------------------------------
             Don Peppers

        /s/ Donald L. Seeley           Director                    May 13, 1999
-------------------------------------
          Donald L. Seeley

     /s/ Theodore J. Theophilos        Director                    May 13, 1999
-------------------------------------
       Theodore J. Theophilos

        /s/ Joseph R. Zimmel           Director                    May 13, 1999
-------------------------------------
          Joseph R. Zimmel