Form 10-Q
period 1999-06-30
MODEM MEDIA POPPE TYSON INC
filed 1999-08-16
CIK 1024787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   There were 5,482,025 shares of the Registrant's Class A Common Stock, $.001 par value, and 5,617,670 shares of the Registrant's Class B Common Stock, $.001 par value, outstanding as of July 23, 1999.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                Description                                Page
                                -----------                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Balance Sheets as of June 30, 1999 and December
   31, 1998...............................................................   1
  Condensed Consolidated Statements of Operations for the three and six months ended
   June 30, 1999 and 1998.................................................   2
  Condensed Consolidated Statements of Cash Flows for the six months ended
   June 30, 1999 and 1998.................................................   3
  Notes to Condensed Consolidated Financial Statements....................   4
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................  16
Item 2. Changes in Securities and Use of Proceeds.........................  16
Item 3. Defaults Upon Senior Securities...................................  16
Item 4. Submission of Matters to a Vote of Security Holders...............  16
Item 5. Other Information.................................................  16
Item 6. Exhibits and Reports on Form 8-K..................................  16
Signatures................................................................  17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        1999          1998
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 43,698,000  $  7,824,000
  Accounts receivable, net.........................   14,996,000    13,619,000
  Unbilled revenues................................    2,775,000     1,261,000
  True North note receivable.......................          --      4,500,000
  Other current assets.............................    2,839,000     2,263,000
                                                    ------------  ------------
    Total current assets...........................   64,308,000    29,467,000
Noncurrent assets:
  Property and equipment, net......................    9,225,000     6,826,000
  Goodwill, net....................................   51,769,000    33,139,000
  Other assets.....................................    1,182,000     1,854,000
                                                    ------------  ------------
    Total noncurrent assets........................   62,176,000    41,819,000
                                                    ------------  ------------
    Total assets................................... $126,484,000  $ 71,286,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  4,250,000  $  4,522,000
  Pre-billed media.................................    6,405,000     6,914,000
  Advance billings.................................    2,543,000     2,164,000
  Deferred revenues................................    5,403,000     5,484,000
  Due to True North................................          --      1,797,000
  Note payable to True North.......................          --      6,000,000
  Accrued expenses and other current liabilities...   10,384,000     8,503,000
                                                    ------------  ------------
    Total current liabilities......................   28,985,000    35,384,000
Other liabilities..................................      452,000       342,000
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued and outstanding..          --            --
  Common stock, Class A, $.001 par value,
   39,351,376 shares authorized, 5,512,469 and
   2,424,135 shares issued.........................        5,000         2,000
  Common stock, Class B, $.001 par value, 5,648,624
   shares authorized, 5,618,249 and 5,648,624
   shares issued and outstanding...................        6,000         6,000
  Paid-in capital..................................  109,015,000    47,211,000
  Accumulated deficit..............................  (11,505,000)  (11,613,000)
  Treasury stock, 32,330 shares of Class A common
   stock, at cost..................................     (428,000)          --
  Accumulated other comprehensive income...........      (46,000)      (46,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   97,047,000    35,560,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $126,484,000  $ 71,286,000
                                                    ============  ============

  The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              -----------------------  -----------------------
                                 1999        1998         1999        1998
                              ----------- -----------  ----------- -----------
                                    (unaudited)              (unaudited)
Revenues..................... $16,042,000 $10,451,000  $28,425,000 $19,467,000
Costs and expenses:
  Salaries and benefits......   8,996,000   7,400,000   17,480,000  13,320,000
  Office and general.........   5,018,000   3,516,000    8,941,000   5,990,000
  Amortization of goodwill...     719,000     430,000    1,309,000     847,000
  Operating (income) losses
   of True North Units Held
   for Transfer..............         --      (78,000)         --        3,000
                              ----------- -----------  ----------- -----------
    Total costs and
     expenses................  14,733,000  11,268,000   27,730,000  20,160,000
                              ----------- -----------  ----------- -----------
Operating income (loss)......   1,309,000    (817,000)     695,000    (693,000)
Interest income (expense),
 net.........................     504,000      (3,000)     841,000      (4,000)
                              ----------- -----------  ----------- -----------
Income (loss) before income
 taxes.......................   1,813,000    (820,000)   1,536,000    (697,000)
Provision (benefit) for
 income taxes................   1,232,000     (52,000)   1,428,000     265,000
                              ----------- -----------  ----------- -----------
Net income (loss)............ $   581,000 $  (768,000) $   108,000 $  (962,000)
                              =========== ===========  =========== ===========
Net income (loss) per share:
  Basic...................... $      0.05 $     (0.11) $      0.01 $     (0.13)
                              =========== ===========  =========== ===========
  Diluted.................... $      0.05 $     (0.11) $      0.01 $     (0.13)
                              =========== ===========  =========== ===========
Weighted-average number of
 common shares outstanding:
  Basic......................  11,092,000   7,263,000   10,269,000   7,263,000
                              =========== ===========  =========== ===========
  Diluted....................  11,685,000   7,263,000   10,840,000   7,263,000
                              =========== ===========  =========== ===========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
                                                            (unaudited)
Cash flows from operating activities:
  Net income (loss)................................... $   108,000  $ (962,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by
   (used in) operating activities:
   Depreciation.......................................   1,691,000     682,000
   Amortization of goodwill...........................   1,309,000     847,000
   Provision for doubtful accounts....................     167,000     142,000
   Loss on disposal of equipment......................     170,000         --
   Changes in assets and liabilities:
    Accounts receivable...............................  (1,544,000) (3,541,000)
    Unbilled revenues.................................  (1,514,000)    177,000
    Other current assets..............................    (576,000)   (392,000)
    Accounts payable, accrued expenses and other
     current liabilities..............................   2,173,000   1,856,000
    Pre-billed media..................................    (509,000)   (640,000)
    Advance billings..................................     379,000    (356,000)
    Deferred revenues.................................     (81,000)    977,000
    Other, net........................................    (725,000)    (32,000)
    Net assets of True North Units Held for Transfer..         --       76,000
                                                       -----------  ----------
      Net cash provided by (used in) operating
       activities.....................................   1,048,000  (1,166,000)
Cash flows from investing activities:
  Purchase of property and equipment..................  (4,001,000) (1,038,000)
  Acquisition, net of cash acquired...................  (1,419,000)        --
                                                       -----------  ----------
      Net cash used in investing activities...........  (5,420,000) (1,038,000)
Cash flows from financing activities:
  Proceeds from initial public offering...............  43,459,000         --
  Funding to True North...............................  (3,297,000)   (563,000)
  Purchase of treasury stock..........................    (428,000)        --
  Principal payments made under capital lease
   obligations........................................    (195,000)   (181,000)
  Exercise of stock options...........................     707,000         --
                                                       -----------  ----------
      Net cash provided by (used in) financing
       activities.....................................  40,246,000    (744,000)
                                                       -----------  ----------
Net increase (decrease) in cash.......................  35,874,000  (2,948,000)
Cash and cash equivalents, beginning of the period....   7,824,000   7,056,000
                                                       -----------  ----------
Cash and cash equivalents, end of the period.......... $43,698,000  $4,108,000
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

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media . Poppe Tyson, Inc. ("Modem Media" or the "Company") is a subsidiary of True North Communications Inc. ("True North") and a leading builder and marketer of customer-focused e-businesses for world-class brands. The Company develops customer-driven insights to identify and capitalize on e-business opportunities, and utilizes its conceptual, technological and marketing expertise to build, distribute and manage differentiated e-business solutions for its clients around the globe. The Company has offices in Norwalk, CT, New York City, San Francisco, Toronto, London, Tokyo, and Hong Kong, with an affiliate office in Sao Paolo.

   Basis of Presentation--The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

   Reclassifications--Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.

   Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company's effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization, the losses of certain foreign subsidiaries on which the Company did not recognize a tax benefit and the tax effects of the non-strategic digital interactive marketing operations that the Company sold back to True North effective October 1, 1998 (see Note 2).

   Cash and Cash Equivalents--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   Net Income (Loss) Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income
(loss) per share gives effect to all potential dilutive securities that were outstanding during each period. The Company had net losses for the three and six months ended June 30, 1998; as a result, none of the options outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive. The following table sets forth the computation of the weighted-average number of common shares outstanding on a diluted basis:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                     -------------------- --------------------
                                        1999      1998       1999      1998
                                     ---------- --------- ---------- ---------
Basic weighted-average number of
 common shares outstanding.......... 11,092,000 7,263,000 10,269,000 7,263,000
Potential dilutive effect of stock
 options............................    593,000       --     571,000       --
                                     ---------- --------- ---------- ---------
Diluted weighted-average number of
 common shares outstanding.......... 11,685,000 7,263,000 10,840,000 7,263,000
                                     ========== ========= ========== =========

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   All historical weighted-average share and per-share amounts have been restated to reflect a 0.95-for-1 reverse stock split, which occurred on February 3, 1999 (see Note 3).

2. Acquisitions

   On December 31, 1996, True North, through the Company, acquired a 64% interest in Modem Media Advertising Limited Partnership (the "Modem Partnership"). In addition to the consideration initially paid, True North was obligated to make cash payments of up to $19,000,000 and issue $4,000,000 in shares of True North common stock to the former owners of the Modem Partnership upon completion of an initial public offering of the Company's common stock. The acquisition agreement also required additional payments to be made contingent on the Company meeting certain targeted operating levels prior to such offering, which payments would thereby reduce the aforementioned $19,000,000 obligation. Pursuant to the agreement, payments aggregating $4,413,000 were made to the former owners through December 31, 1998. On February 10, 1999, the Company completed an initial public offering of its common stock (see Note 3). As a result, True North paid $14,587,000 in cash and issued $3,931,000 in True North common stock to the former owners of the Modem Partnership, thereby resulting in corresponding increases in goodwill recorded on the books of the Company. Such amounts are being amortized over the remainder of the original 20-year amortization period.

   On February 3, 1999, the Company signed a definitive agreement with True North to purchase the strategic interactive marketing operations of Poppe Tyson, Inc. effective October 1, 1998 in exchange for (i) the net assets of the non-strategic digital interactive marketing businesses originally contributed by True North to the Company in 1996 and (ii) 809,514 shares of Class B common stock of the Company. In conjunction with this transaction, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to the Company.

   In June 1999, the Company acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for approximately $1,400,000 in cash. Pursuant to the acquisition agreement, the Company is obligated to make additional payments of up to approximately $2,700,000 if the acquired entity's results of operations exceed certain targeted levels annually through 2002. At the Company's discretion, such payments may be comprised of cash and/or common stock of the Company. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired entity have been included in the Company's consolidated financial statements from the date of its acquisition. The net assets of the acquired entity were not significant. The excess of purchase price over the net assets acquired of approximately $1,400,000 is reflected in the accompanying condensed consolidated balance sheet as of June 30, 1999 and is being amortized over a ten-year period.

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

   Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 2,990,000 shares of its Class A common stock at an initial public offering price of $16.00 per share. Total net

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES proceeds from the offering were approximately $42,051,000. The Company used $6,000,000 of these proceeds to settle an intercompany note payable to True North and approximately $2,800,000 to acquire and fund the operations of a builder and marketer of e-businesses in Tokyo, Japan (see Note 2). The Company expects to use the remaining net proceeds for general corporate purposes, strategic initiatives and additional international expansion. Pending the use of the net proceeds for the above purposes, the Company has invested such funds in short-term, interest-bearing, investment grade obligations that are reflected as cash equivalents in the accompanying condensed consolidated balance sheet as of June 30, 1999.

   Stockholders Agreement--In May 1999, the Company and True North entered into a stockholders' agreement ("Stockholders Agreement") which stipulates, among other things, that upon the earlier of (i) the date True North and its affiliates no longer own at least 35% of the outstanding capital stock of the Company and (ii) June 30, 2000, True North agrees that it and its affiliates will convert all of their shares of Class B common stock of the Company into shares of Class A common stock of the Company.

   Registration Rights Agreement--As part of the Stockholders Agreement, the Company and True North agreed to enter into a registration rights agreement that would contain provisions granting the holders of Class B common stock, and certain holders of Class A common stock, the right to participate in certain registrations of the Company's common stock, subject to limitations to be outlined therein. In addition, the agreement would also provide the holders of Class B common stock of the Company the right to initiate the registration of their securities, subject to certain timing and other limitations.

4. Comprehensive Income

   The Company reflects its comprehensive income, such as unrealized gains and losses on the Company's foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. Total comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 was as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      -------------------  ------------------
                                        1999      1998       1999     1998
                                      --------  ---------  -------- ---------
Net income (loss).................... $581,000  $(768,000) $108,000 $(962,000)
Foreign currency translation
 adjustment..........................   (9,000)    (3,000)      --     16,000
                                      --------  ---------  -------- ---------
  Total comprehensive income (loss).. $572,000  $(771,000) $108,000 $(946,000)
                                      ========  =========  ======== =========

5. Stock Purchase Plan

   In February 1999, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") under which a total of 950,000 shares of Class A common stock have been made available for sale. The Purchase Plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, as defined, subject to certain limitations. Each offering period under the Purchase Plan lasts twenty-four months, the first of which began on February 15, 1999 and terminates on February 14, 2001. During each offering period, there are a series of consecutive, overlapping purchase periods, each approximately six months in duration. For employees other than those who elected participation in the initial purchase period, the purchase price of each share of Class A common stock under this plan will be equal to 85% of the fair market value per share of Class A common stock on the first or last day of the purchase period, whichever is lower. However, for employees who elected participation in the initial purchase period, the purchase price of each share of Class A common stock during the first offering period will be equal to 85% of the initial public offering price or the fair market value on the last day of each

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES purchase period, whichever is lower, provided that the employees do not withdraw from the Purchase Plan during the offering period. Employees may modify or end their participation in the Purchase Plan at any time during an offering period, subject to certain limitations. Participation ends automatically upon termination of employment with the Company. The Purchase Plan will terminate in 2009 unless sooner terminated by the Company's Board of Directors.

6. Related Party Transactions

   True North Note Receivable--The Company's $4,500,000 note receivable from True North, reflected as "True North note receivable" in the accompanying condensed consolidated balance sheet as of December 31, 1998, was repaid by True North in February 1999.

   Due to True North--The Company's outstanding balance under its credit facility with True North, reflected as "Due to True North" in the accompanying condensed consolidated balance sheet as of December 31, 1998, was repaid by the Company in April 1999.

   Note Payable to True North--The Company's $6,000,000 note payable to True North was repaid in February 1999 with a portion of the Company's net proceeds from its initial public offering (see Note 3).

7. Geographic Information

   Information about the Company's operations in different geographic regions is as follows:

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                           -------------------------  ------------------------
                               1999         1998         1999         1998
                           ------------  -----------  -----------  -----------
Revenues:
  Domestic................ $ 13,978,000  $ 9,400,000  $24,757,000  $17,285,000
  International...........    2,064,000    1,051,000    3,668,000    2,182,000
                           ------------  -----------  -----------  -----------
                           $ 16,042,000  $10,451,000  $28,425,000  $19,467,000
                           ============  ===========  ===========  ===========
Income (loss) before
 income taxes:
  Domestic................ $  2,075,000  $  (775,000) $ 2,196,000  $  (521,000)
  International...........     (262,000)    (123,000)    (660,000)    (173,000)
  True North Units Held
   for Transfer...........          --        78,000          --        (3,000)
                           ------------  -----------  -----------  -----------
                            $ 1,813,000  $  (820,000) $ 1,536,000  $  (697,000)
                           ============  ===========  ===========  ===========
Net income (loss):
  Domestic................ $    889,000  $  (635,000) $   697,000  $  (672,000)
  International...........     (308,000)    (146,000)    (589,000)    (214,000)
  True North Units Held
   for Transfer...........          --        13,000          --       (76,000)
                           ------------  -----------  -----------  -----------
                              $ 581,000  $  (768,000) $   108,000  $  (962,000)
                           ============  ===========  ===========  ===========

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

8. Supplemental Cash Flow Data

                                                Three Months
                                                   Ended       Six Months Ended
                                                  June 30,         June 30,
                                              ---------------- -----------------
                                                1999    1998     1999     1998
                                              -------- ------- -------- --------
Interest paid................................ $ 29,000 $22,000 $ 77,000 $ 57,000
Taxes paid................................... $536,000 $87,000 $536,000 $198,000

9. Subsequent Event

   Effective August 9, 1999, the Company entered into an agreement to provide $12,000,000 of services to General Electric Company ("GE") through September 30, 2000. If GE fails to meet its obligation to purchase such services prior to September 30, 2000, GE will make a cash payment to the Company equal to the difference between the $12,000,000 commitment and the actual amount of services purchased during such period. In conjunction with GE's commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation warrants to purchase 95,000 shares of the Company's Class A common stock at $24.32 per share, the average of the high and low trading prices during the five trading days prior to the grant date. The warrants vested immediately and expire on August 8, 2004. The fair value of these warrants, as determined by an independent appraisal expert, will result in a non-cash charge of $587,100 which will be reflected as a reduction of revenues as services are provided over the next 14 months or a reduction of the cash payment previously discussed, if applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements herein constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Modem Media to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: a history of operating losses, dependence on a limited number of clients, variability of operating results, the ability to integrate acquired companies, the cost and timing of international expansion, the ability to estimate costs in fixed-fee assignments, the cost and timing of the implementation of the Modem Media Year 2000 project, the timely response to and correction by third parties and clients of their Year 2000 issues, the extent to which the interests of Modem Media's controlling stockholder, True North, conflict with Modem Media's interests, the ability to manage future growth, dependence on key management personnel, exclusivity arrangements with clients that may limit the ability to provide services to others, dependence on technology, dependence on the continued growth of the Internet, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by Modem Media that its plans and objectives will be achieved.

Overview

   Modem Media is a leading builder and marketer of customer-focused e-businesses for world-class brands. Modem Media enables global marketers to attract, acquire and retain customers on the Internet by providing superior marketing strategy, consulting, technology, creative and media services. Modem Media derives substantially all of its revenues from fees for building, distributing and managing differentiated e-business solutions for its clients around the globe. Modem Media's global office network provides the following services to its clients:

  .  Internet business consulting and long-term strategic plans

  .  website, e-commerce, and e-care platform design and development

  .  Internet marketing and distribution strategy and execution

  .  customer relationship optimization strategy and execution

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

   Modem Media has experienced operating losses as well as net losses in nine of the fourteen quarters from January 1, 1996 through June 30, 1999. Although Modem Media has experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. In addition, Modem Media has incurred substantial costs to expand and integrate its operations and intends to continue to invest heavily in ongoing expansion and integration efforts as well as infrastructure development. As a result, there can be no assurance that Modem Media will sustain profitability.

Seasonality and Other Factors Affecting Operating Results

   Modem Media's revenues have historically been higher during the second half of each year as its clients prepare marketing campaigns for products and services launched in anticipation of fall trade shows and the holiday season. In the past, Modem Media has experienced revenue declines during the first quarter of the year from the fourth quarter of the preceding year as clients reestablish their annual marketing and advertising budgets. Although Modem Media did not experience this variation in the first quarter of 1999, there can be no assurance that the variation will not return in future fiscal years.

   Modem Media's operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including the timing of new projects, material reductions, cancellations or completions of major projects, the loss of significant clients, the opening or closing of offices, Modem Media's relative mix of business, changes in Modem Media's pricing strategies or those of its competitors, employee utilization rates, changes in personnel and other factors that are outside of Modem Media's control. In addition, Modem Media has experienced some variation in operating results throughout the year resulting in part from marketing communications spending patterns and business cycles of its clients. As a result, period-to-period comparisons of Modem Media's operating results cannot be relied upon as indicators of future performance.

   During the second quarter, Modem Media resigned its relationship with AT&T. Management does not expect the resignation to have a material adverse impact on the operating results of Modem Media through the end of 1999 or beyond.

Results of Operations

   The following table sets forth certain statements of operations data of Modem Media for the three and six months ended June 30, 1999 and 1998 included elsewhere in this Quarterly Report on Form 10-Q:

                                              Three Months      Six Months
                                                  Ended            Ended
                                                June 30,         June 30,
                                             ---------------  ---------------
                                              1999    1998     1999    1998
                                             ------- -------  ------- -------
                                                (unaudited, in thousands)
Revenues.................................... $16,042 $10,451  $28,425 $19,467
Salaries and benefits.......................   8,996   7,400   17,480  13,320
Office and general..........................   5,018   3,516    8,941   5,990
Amortization of goodwill....................     719     430    1,309     847
Operating (income) losses of True North
 Units Held for Transfer....................     --      (78)     --        3
                                             ------- -------  ------- -------
Operating income (loss).....................   1,309    (817)     695    (693)
Interest income (expense), net..............     504      (3)     841      (4)
Provision (benefit) for income taxes........   1,232     (52)   1,428     265
                                             ------- -------  ------- -------
Net income (loss)........................... $   581 $  (768) $   108 $  (962)
                                             ======= =======  ======= =======

   The following table sets forth certain items from Modem Media's statements of operations data as a percentage of total revenues for the periods indicated:

                                               Three Months     Six Months
                                                   Ended           Ended
                                                 June 30,        June 30,
                                               --------------   ------------
                                                1999    1998    1999   1998
                                               ------  ------   -----  -----
                                                      (unaudited)
Revenues......................................  100.0%  100.0%  100.0% 100.0%
Salaries and benefits.........................   56.0    70.8    61.5   68.4
Office and general............................   31.3    33.6    31.5   30.8
Amortization of goodwill......................    4.5     4.1     4.6    4.3
Operating (income) losses of True North Units
Held for Transfer.............................    --     (0.7)    --     --
                                               ------  ------   -----  -----
Operating income (loss).......................    8.2    (7.8)    2.4   (3.5)
Interest income (expense), net................    3.1      --     3.0     --
Provision (benefit) for income taxes..........    7.7    (0.5)    5.0    1.4
                                               ------  ------   -----  -----
Net income (loss).............................    3.6%   (7.3)%   0.4%  (4.9)%
                                               ======  ======   =====  =====

Results of Operations--Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   Revenues. Revenues increased $5.6 million, or 53.5%, to $16.0 million for the three months ended June 30, 1999 from $10.5 million for the three months ended June 30, 1998. Revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

   Salaries and Benefits. Salaries and benefits increased $1.6 million, or 21.6%, to $9.0 million for the three months ended June 30, 1999 from $7.4 million for the three months ended June 30, 1998. Salaries and benefits represented 56.0% and 70.8% of revenues for the three months ended June 30, 1999 and 1998, respectively. The dollar increase in salaries and benefits is attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business. The decrease of salaries and benefits as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Office and General. Office and general increased $1.5 million, or 42.7%, to $5.0 million for the three months ended June 30, 1999 from $3.5 million for the three months ended June 30, 1998. Office and general represented 31.3% and 33.6% of revenues for the three months ended June 30, 1999 and 1998, respectively. The dollar increase in office and general is primarily due to increased occupancy and office support expenses incurred in connection with increases in headcount. The decrease of office and general as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Amortization of Goodwill. Amortization of goodwill increased by $0.3 million, or 67.2%, to $0.7 million for the three months ended June 30, 1999 from $0.4 million for the three months ended June 30, 1998. The increase is primarily a result of payments of additional purchase price for Modem Media Advertising Limited Partnership ("the Modem Partnership") by True North to the former owners of the Modem Partnership of $3.3 million and $18.5 million in May 1998 and February 1999, respectively (see Note 2 of Notes to Condensed Consolidated Financial Statements of Modem Media . Poppe Tyson, Inc. and Subsidiaries).

   Operating (Income) Losses of True North Units Held for Transfer. The non-strategic digital interactive marketing operations were sold to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of the Company's operating results for the three months ended June 30, 1999.

   Interest. Interest income, net increased to $0.5 million during the three months ended June 30, 1999. The increase is principally attributable to interest income earned on investments purchased with the proceeds from Modem Media's initial public offering.

   Income Taxes. Modem Media had a provision for income taxes of $1.2 million on pre-tax income of $1.8 million for the three months ended June 30, 1999, as compared to a benefit for income taxes of $0.1 million on a pre-tax loss of $0.8 million for the three months ended June 30, 1998. The effective income tax rate was 68.0% for the three months ended June 30, 1999 as compared to an effective income tax benefit rate of 6.3% for the three months ended June 30, 1998. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which Modem Media did not recognize tax benefits.

Results of Operations--Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Revenues. Revenues increased $9.0 million, or 46.0%, to $28.4 million for the six months ended June 30, 1999 from $19.5 million for the six months ended June 30, 1998. Revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

   Salaries and Benefits. Salaries and benefits increased $4.2 million, or 31.2%, to $17.5 million for the six months ended June 30, 1999 from $13.3 million for the six months ended June 30, 1998. Salaries and benefits represented 61.5% and 68.4% of revenues for the six months ended June 30, 1999 and 1998, respectively. The dollar increase in salaries and benefits is attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business. The decrease of salaries and benefits as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Office and General. Office and general increased $3.0 million, or 49.3%, to $8.9 million for the six months ended June 30, 1999 from $6.0 million for the six months ended June 30, 1998. Office and general represented 31.5% and 30.8% of revenues for the six months ended June 30, 1999 and 1998, respectively. Both the dollar and percentage increases in office and general were primarily due to increased occupancy and office support expenses incurred in connection with increases in headcount.

   Amortization of Goodwill. Amortization of goodwill increased by $0.5 million, or 54.5%, to $1.3 million for the six months ended June 30, 1999 from $0.8 million for the six months ended June 30, 1998. The increase is a result of payments of additional purchase price for Modem Partnership by True North to the former owners of the Modem Partnership of $3.3 million and $18.5 million in May 1998 and February 1999, respectively (see Note 2 of Notes to Condensed Consolidated Financial Statements of Modem Media . Poppe Tyson, Inc. and Subsidiaries).

   Operating (Income) Losses of True North Units Held for Transfer. The non-strategic digital interactive marketing operations were sold to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of the Company's operating results for the six months ended June 30, 1999.

   Interest. Interest income, net increased to $0.8 million during the six months ended June 30, 1999. The increase is principally attributable to interest income earned on investments purchased with the proceeds from Modem Media's initial public offering.

   Income Taxes. Modem Media had a provision for income taxes of $1.4 million on pre-tax income of $1.5 million for the six months ended June 30, 1999, as compared to a provision for income taxes of $0.3 million on a pre-tax loss of $0.7 million for the six months ended June 30, 1998. The effective income tax rates for the six months ended June 30, 1999 and 1998 were 93.0% and 38.0%, respectively. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which Modem Media did not recognize tax benefits.

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

   Net cash provided by (used in) operating activities was $1.0 million and $(1.2) million for the six months ended June 30, 1999 and 1998, respectively. The investment in working capital was offset by depreciation expense and goodwill amortization, which totaled $3.0 million and $1.5 million for the six months ended June 30, 1999 and 1998, respectively.

   Net cash used in investing activities was $5.4 million and $1.0 million for the six months ended June 30, 1999 and 1998, respectively. Investing activities reflect the June 1999 acquisition by the Company of a builder and marketer of e-businesses in Japan, capital expenditures to purchase and install enterprise software in 1999, and purchases of other computer software, computer hardware, furniture and office equipment in both periods.

   Net cash provided by (used in) financing activities was $40.2 million and $(0.7) million for the six months ended June 30, 1999 and 1998, respectively. The primary source of cash flows from financing activities was Modem Media's initial public offering in February 1999.

   Modem Media's short-term capital commitments include lease payments over the next 12 months aggregating approximately $4.8 million and the funding of certain international operations which are not expected to be self-sufficient in the near-term. The long-term capital needs of Modem Media will depend on numerous factors, including the rates at which Modem Media is able to obtain new business from clients and expand its personnel and infrastructure to accommodate growth, as well as the rate at which it chooses to invest in new technologies and additional global expansion. Modem Media has ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations.

   In August 1998, True North extended a credit facility to Modem Media allowing for revolving borrowings in the amount of up to $3.0 million to be outstanding at any given time. The credit facility with True North expires in February 2001, or upon 60 days advance notice if True North's voting control in Modem Media falls below 50% of total voting power. There are no borrowings outstanding under this facility as of June 30, 1999.

   Modem Media believes that the net proceeds from its initial public offering, together with funds available from operations, if any, will be sufficient to meet its capital needs for at least the next twelve months. A portion of the net proceeds from the offering may also be used to acquire or invest in complementary companies, services, products or technologies, or to invest in strategic initiatives or geographic expansion. Modem Media has no agreements or commitments with respect to any such transactions other than those disclosed in the notes to the accompanying condensed consolidated financial statements.

Year 2000 Compliance

   The following Year 2000 statement is a Year 2000 Readiness Disclosure made pursuant to Section 7(b) of the Year 2000 Information and Readiness Disclosure Act.

   Modem Media continues to evaluate and address date-sensitive system issues associated with the Year 2000. The Company's approach to addressing the Year 2000 issue is team-based, involving employees from multiple disciplines and an outside consultant. Modem Media is approaching this issue in the following five phases: awareness, assessment (including an inventory and review of information technology systems, hardware, software, non-information technology systems and equipment), repair/replacement, testing and implementation.

   Regarding both the IT and non-IT systems, Modem Media has completed the awareness phase, is approximately 60% complete with respect to the assessment phase, is approximately 77% complete with respect to the repair/replacement phase and is approximately 50% complete with respect to each of the testing and implementation phases. Completion of the assessment phase is expected during the third quarter of 1999, with completion of the repair/replacement, testing and implementation phases to be completed during the fourth quarter of 1999.

   Thus far, the assessment phase has revealed that Modem Media's non-information technology systems do not contain any elements that are susceptible to Year 2000 problems. Modem Media has limited exposure in its IT systems and very little custom software. Remediation of commercial off-the-shelf software has been scheduled and involves upgrades, replacement, or retirement of packages determined to pose risk to normal operations. The few custom applications are being assessed and plans have been made to address identified date issues. All client system hardware has been upgraded or slated for retirement prior to the end of this year. The assessment of servers is underway with remediation taking place in parallel. As a result, Modem Media believes that its internal computer systems will properly utilize dates beyond December 31, 1999. If, in the worst case scenario, such replacement is not made or is not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of Modem Media.

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

   Modem Media regularly conducts transactions and performs services that interface directly with the systems of its clients. The inability of Modem Media's clients to complete their Year 2000 compliance could cause them to substantially reduce their spending on interactive marketing programs.

   In addition, True North has agreed to provide legal, tax preparation, insurance, treasury, financing and debt and lease guaranty services to Modem Media. Modem Media does not believe that any Year 2000 problems experienced by True North would have a material effect on True North's ability to provide these services to Modem Media, for the following reasons:

  . True North's ability to provide these services is based for the most part on the availability of its personnel, rather than the integrity of its systems,

  . the use of these systems by True North personnel is generally incidental to the services provided, and

  . the systems used generally consist of off-the-shelf software that is readily replaceable.

   Modem Media is in the process of developing contingency plans to be used in the event of a failure of its information technology systems, even though it expects to have its material systems in place during the third quarter of 1999. In connection with Modem Media's assessment of third party readiness during 1999, Modem Media is evaluating the extent to which contingency plans are needed based on the level of uncertainty regarding such readiness. In the event Modem Media's intermediaries or vendors do not expect to be Year 2000 compliant, Modem Media's contingency plans may include replacing such intermediaries or vendors or conducting the particular operation itself. Modem Media expects to complete its contingency plans by the fourth quarter of 1999.

   Modem Media estimates the total cost of its Year 2000 program to be approximately $500,000, of which $200,000 has been incurred as of June 30, 1999 and none of which has been capitalized. There is no guarantee, however, that the actual costs incurred will not differ materially from this estimate.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 4, 1999, the Securities and Exchange Commission declared Modem Media's Registration Statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, Modem Media completed an initial public offering of an aggregate of 2,990,000 shares of Modem Media's Class A common stock at an offering price of $16.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to Modem Media, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. Modem Media used $6,000,000 of these proceeds to settle an intercompany note payable to its parent, True North, and approximately $2,800,000 to acquire and fund the operations of a builder and marketer of e-businesses in Tokyo, Japan. Modem Media has invested the remainder of the net proceeds in short-term, interest-bearing, investment grade obligations pending their use.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  4.2 Stockholders Agreement dated as of May 4, 1999 by and between the Company, True North Communications Inc., Gerald M. O'Connell and Robert
        C. Allen, II.
  10.12 Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment
  27.1  Financial Data Schedule

(b) Reports on Form 8-K

   The Company filed a Form 8-K, dated June 29, 1999, reporting in Item 5 the Company's resignation from its relationship with AT&T.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MODEM MEDIA . POPPE TYSON, INC.

Date: August 16, 1999                           /s/ Gerald M. O'Connell
                                          By: _________________________________
                                                    Gerald M. O'Connell
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                  /s/ Steven C. Roberts
                                            ___________________________________
                                                     Steven C. Roberts
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)