Form 10-Q
period 1999-09-30
MODEM MEDIA POPPE TYSON INC
filed 1999-11-12
CIK 1024787

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

                    For the quarter ended September 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   There were 5,781,536 shares of the Registrant's Class A Common Stock, $.001 par value, and 5,589,395 shares of the Registrant's Class B Common Stock, $.001 par value, outstanding as of October 27, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               Description                                 Page
                               -----------                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1999 and
 December 31, 1998.......................................................    1
Condensed Consolidated Statements of Operations for the three and nine
 months ended September 30, 1999 and 1998................................    2
Condensed Consolidated Statements of Cash Flows for the nine months ended
 September 30, 1999 and 1998.............................................    3
Notes to Condensed Consolidated Financial Statements.....................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................    9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................   16
Item 2. Changes in Securities and Use of Proceeds........................   16
Item 3. Defaults Upon Senior Securities..................................   16
Item 4. Submission of Matters to a Vote of Security Holders..............   16
Item 5. Other Information................................................   16
Item 6. Exhibits and Reports on Form 8-K.................................   16
Signatures...............................................................   17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                      (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 28,915,000   $ 7,824,000
  Short-term investments............................   14,800,000           --
  Accounts receivable, net..........................   13,803,000    13,619,000
  Unbilled revenues.................................    4,182,000     1,261,000
  True North note receivable........................          --      4,500,000
  Other current assets..............................    3,014,000     2,263,000
                                                     ------------   -----------
    Total current assets............................   64,714,000    29,467,000
Noncurrent assets:
  Property and equipment, net.......................   10,642,000     6,826,000
  Goodwill, net.....................................   51,196,000    33,139,000
  Other assets......................................    2,561,000     1,854,000
                                                     ------------   -----------
    Total noncurrent assets.........................   64,399,000    41,819,000
                                                     ------------   -----------
    Total assets.................................... $129,113,000   $71,286,000
                                                     ============   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $  3,441,000   $ 4,522,000
  Pre-billed media..................................    5,551,000     6,914,000
  Advance billings..................................    2,532,000     2,164,000
  Deferred revenues.................................    3,259,000     5,484,000
  Due to True North.................................          --      1,797,000
  Note payable to True North........................          --      6,000,000
  Accrued expenses and other current liabilities....   12,690,000     8,503,000
                                                     ------------   -----------
    Total current liabilities.......................   27,473,000    35,384,000
Other liabilities...................................      434,000       342,000
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
   authorized, none issued and outstanding..........          --            --
  Common stock, Class A, $.001 par value, 39,351,376
   shares authorized, 5,711,536 and 2,424,135 shares
   issued...........................................        6,000         2,000
  Common stock, Class B, $.001 par value, 5,648,624
   shares authorized, 5,589,511 and 5,648,624 shares
   issued and outstanding...........................        5,000         6,000
  Paid-in capital...................................  111,985,000    47,211,000
  Accumulated deficit...............................  (10,197,000)  (11,613,000)
  Treasury stock, 61,068 shares of Class A common
   stock, at cost...................................     (759,000)          --
  Accumulated other comprehensive income............      166,000       (46,000)
                                                     ------------   -----------
    Total stockholders' equity......................  101,206,000    35,560,000
                                                     ------------   -----------
    Total liabilities and stockholders' equity...... $129,113,000   $71,286,000
                                                     ============   ===========

           See notes to condensed consolidated financial statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              -----------------------  ------------------------
                                 1999        1998         1999         1998
                              ----------- -----------  -----------  -----------
                                    (unaudited)        (unaudited)
Revenues..................... $21,121,000 $10,930,000  $49,546,000  $30,397,000
Costs and expenses:
  Salaries and benefits......  11,683,000   7,473,000   29,163,000   20,793,000
  Office and general.........   5,793,000   4,319,000   14,734,000   10,309,000
  Amortization of goodwill...     756,000     461,000    2,065,000    1,308,000
  Operating losses of True
   North Units Held for
   Transfer..................         --       10,000          --        13,000
                              ----------- -----------  -----------  -----------
    Total costs and
     expenses................  18,232,000  12,263,000   45,962,000   32,423,000
                              ----------- -----------  -----------  -----------
Operating income (loss)......   2,889,000  (1,333,000)   3,584,000   (2,026,000)
Interest income (expense),
 net.........................     565,000      (1,000)   1,406,000       (5,000)
                              ----------- -----------  -----------  -----------
Income (loss) before income
 taxes.......................   3,454,000  (1,334,000)   4,990,000   (2,031,000)
Provision (benefit) for
 income taxes................   2,146,000    (208,000)   3,574,000       57,000
                              ----------- -----------  -----------  -----------
Net income (loss)............ $ 1,308,000 $(1,126,000) $ 1,416,000  $(2,088,000)
                              =========== ===========  ===========  ===========
Net income (loss) per share:
  Basic...................... $      0.12 $     (0.15) $      0.13  $     (0.29)
                              =========== ===========  ===========  ===========
  Diluted.................... $      0.11 $     (0.15) $      0.13  $     (0.29)
                              =========== ===========  ===========  ===========
Weighted-average number of
 common shares outstanding:
  Basic......................  11,170,000   7,263,000   10,569,000    7,263,000
                              =========== ===========  ===========  ===========
  Diluted....................  11,812,000   7,263,000   11,172,000    7,263,000
                              =========== ===========  ===========  ===========


           See notes to condensed consolidated financial statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                      (unaudited)
Cash flows from operating activities:
  Net income (loss).................................. $ 1,416,000  $(2,088,000)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation......................................   2,589,000    1,165,000
   Amortization of goodwill..........................   2,065,000    1,308,000
   Provision for doubtful accounts...................     240,000      251,000
   Loss on disposal of equipment.....................     201,000      155,000
   Changes in assets and liabilities:
    Accounts receivable..............................    (421,000)  (4,487,000)
    Unbilled revenues................................  (2,875,000)      57,000
    Other current assets.............................    (741,000)    (677,000)
    Accounts payable, accrued expenses and other
     current liabilities.............................   3,154,000    4,926,000
    Pre-billed media.................................  (1,361,000)    (340,000)
    Advance billings.................................     368,000     (600,000)
    Deferred revenues................................  (2,229,000)   1,450,000
    Other, net.......................................  (2,042,000)    (990,000)
    Net assets of True North Units Held for
     Transfer........................................         --       129,000
                                                      -----------  -----------
      Net cash provided by operating activities......     364,000      259,000
Cash flows from investing activities:
  Purchase of property and equipment.................  (6,285,000)  (2,591,000)
  Acquisition, net of cash acquired..................  (1,419,000)         --
                                                      -----------  -----------
      Net cash used in investing activities..........  (7,704,000)  (2,591,000)
Cash flows from financing activities:
  Proceeds from initial public offering..............  43,459,000          --
  Purchase of short-term investments................. (14,800,000)         --
  Funding to True North..............................  (3,297,000)     (88,000)
  Purchase of treasury stock.........................    (759,000)         --
  Principal payments made under capital lease
   obligations.......................................    (295,000)    (289,000)
  Exercise of stock options..........................   4,207,000          --
  Other, net.........................................         --         2,000
                                                      -----------  -----------
      Net cash provided by (used in) financing
       activities....................................  28,515,000     (375,000)
Effect of exchange rates on cash and cash
 equivalents.........................................     (84,000)         --
                                                      -----------  -----------
Net increase (decrease) in cash and cash
 equivalents.........................................  21,091,000   (2,707,000)
Cash and cash equivalents, beginning of the period...   7,824,000    7,056,000
                                                      -----------  -----------
Cash and cash equivalents, end of the period......... $28,915,000  $ 4,349,000
                                                      ===========  ===========

           See notes to condensed consolidated financial statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media . Poppe Tyson, Inc. ("Modem Media" or the "Company") is a subsidiary of True North Communications Inc. ("True North") and a leading builder and marketer of customer-focused e-businesses for world-class brands. Based on customer-driven insights, the Company identifies e-business opportunities, and utilizes its conceptual, technological and marketing expertise to build, distribute and manage unique e-business solutions for its clients around the globe. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Munich, Tokyo, Hong Kong, and an affiliate office in Sao Paolo.

   Basis of Presentation--The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999, the condensed consolidated statement of operations for the three months ended September 30, 1998 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with a maturity greater than three months at the time of purchase are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 1999, all of the Company's short-term investments have been classified as held-to-maturity securities since management has the positive intent and ability to hold such investments to maturity. Short-term investments principally consist of commercial paper maturing less than six months from the date of purchase.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   Net Income (Loss) Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income
(loss) per share gives effect to all potential dilutive securities that were outstanding during each period. The Company had net losses for the three and nine months ended September 30, 1998; as a result, none of the options outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive. The following table sets forth the computation of the weighted-average number of common shares outstanding on a diluted basis:

                                      Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                     -------------------- --------------------
                                        1999      1998       1999      1998
                                     ---------- --------- ---------- ---------
Basic weighted-average number of
 common shares outstanding.......... 11,170,000 7,263,000 10,569,000 7,263,000
Potential dilutive effect of stock
 options............................    642,000       --     603,000       --
                                     ---------- --------- ---------- ---------
Diluted weighted-average number of
 common shares
 outstanding........................ 11,812,000 7,263,000 11,172,000 7,263,000
                                     ========== ========= ========== =========

   All historical weighted-average share and per-share amounts have been restated to reflect a 0.95-for-1 reverse stock split, which occurred on February 3, 1999 (see Note 3).

2. Acquisitions

   On December 31, 1996, True North, through the Company, acquired a 64% interest in Modem Media Advertising Limited Partnership (the "Modem Partnership"). In addition to the consideration initially paid, True North was obligated to make cash payments of up to $19,000,000 and issue $4,000,000 in shares of True North common stock to the former owners of the Modem Partnership upon completion of an initial public offering of the Company's common stock. The acquisition agreement also required additional payments to be made contingent on the Company meeting certain targeted operating levels prior to such offering, which payments would thereby reduce the aforementioned $19,000,000 obligation. Pursuant to the agreement, payments aggregating $4,413,000 were made to the former owners through December 31, 1998. On February 10, 1999, the Company completed an initial public offering of its common stock (see Note 3). As a result, True North paid $14,587,000 in cash and issued $3,931,000 in True North common stock to the former owners of the Modem Partnership, thereby resulting in corresponding increases in goodwill recorded on the books of the Company. Such amounts are being amortized over the remainder of the original amortization period.

   On February 3, 1999, the Company signed a definitive agreement with True North to purchase the strategic interactive marketing operations of Poppe Tyson, Inc. effective October 1, 1998 in exchange for (i) the net assets of the non-strategic digital interactive marketing operations originally contributed by True North to the Company in 1996 and (ii) 809,514 shares of Class B common stock of the Company. In conjunction with this transaction, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to the Company.

   In June 1999, the Company acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for approximately $1,400,000 in cash. Pursuant to the acquisition agreement, the Company is obligated to make additional payments of up to approximately $2,700,000 if the acquired entity's operating results exceed certain targeted levels annually through 2002. At the Company's discretion, such payments may be comprised of cash and/or common stock of the Company. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of the acquired entity have been included in the Company's consolidated financial statements from the date of its acquisition. The net

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES assets of the acquired entity were not significant. The excess of purchase price over the net assets acquired of approximately $1,400,000 is reflected in the accompanying condensed consolidated balance sheet as of September 30, 1999 and is being amortized over a ten-year period.

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

   Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 2,990,000 shares of its Class A common stock at an initial public offering price of $16.00 per share. Total net proceeds from the offering were approximately $42,051,000. The Company used $6,000,000 of these proceeds to settle an intercompany note payable to True North, and approximately $7,400,000 to acquire and fund the operations of complementary businesses in Tokyo, Japan (see Note 2) and Munich, Germany (see Note 9). The Company expects to use the remaining net proceeds for general corporate purposes, strategic initiatives, additional international expansion and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Pending the use of the net proceeds for the above purposes, the Company has invested such funds in short-term, interest-bearing, investment grade obligations that are reflected as cash equivalents and short-term investments in the accompanying condensed consolidated balance sheet as of September 30, 1999.

   Stockholders and Registration Rights Agreements--In May 1999, the Company and True North entered into a stockholders' agreement ("Stockholders Agreement") which stipulates, among other things, that upon the earlier of (i) the date True North and its affiliates no longer own at least 35% of the outstanding capital stock of the Company and (ii) June 30, 2000, True North agrees that it and its affiliates will convert all of their shares of Class B common stock of the Company into shares of Class A common stock of the Company.

   On August 1, 1999, as part of the Stockholders Agreement, the Company and True North entered into a registration rights agreement that contains provisions granting the holders of Class B common stock, and certain holders of Class A common stock, the right to participate in certain registrations of the Company's common stock, subject to limitations outlined therein. In addition, the agreement also provides the holders of Class B common stock of the Company the right to initiate the registration of their securities, subject to certain timing and other limitations.

   Warrants--On August 9, 1999, the Company entered into an agreement to provide $12,000,000 of services to General Electric Company ("GE") through September 30, 2000. If GE fails to meet its obligation to purchase such services prior to September 30, 2000, GE will make a cash payment to the Company equal to the difference between the $12,000,000 commitment and the actual amount of services purchased during such period. In conjunction with GE's commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation a warrant to purchase 95,000 shares of the Company's Class A common stock at $24.32 per share, the average of the high and low trading prices during the five trading days prior to the grant date. The warrants vested immediately and expire on August 8, 2004. The fair value of these warrants, as determined by an independent appraisal expert, will result in a non-cash charge of $587,100, which

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES will be reflected as a reduction of revenues ratably as services are provided over the length of the agreement. Revenues from GE for the three and nine months ended September 30, 1999 have been reduced by a non-cash charge of $117,000 in the accompanying condensed consolidated financial statements.

4. Comprehensive Income

   The Company reflects its comprehensive income, such as unrealized gains and losses on the Company's foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. Total comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 was as follows:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               ----------------------  ----------------------
                                  1999       1998         1999       1998
                               ---------- -----------  ---------- -----------
Net income (loss)............. $1,308,000 $(1,126,000) $1,416,000 $(2,088,000)
Foreign currency translation
 adjustment...................    212,000      29,000     212,000      45,000
                               ---------- -----------  ---------- -----------
  Total comprehensive income
   (loss)..................... $1,520,000 $(1,097,000) $1,628,000 $(2,043,000)
                               ========== ===========  ========== ===========

5. Stock Purchase Plan

   In February 1999, the Company established an Employee Stock Purchase Plan (the "Purchase Plan") under which a total of 950,000 shares of Class A common stock have been made available for sale. The Purchase Plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, as defined, subject to certain limitations. Each offering period under the Purchase Plan lasts twenty-four months for a participant, the first of which began on February 15, 1999 and terminates on February 14, 2001. During each offering period, there are a series of consecutive, overlapping purchase periods, each approximately six months in duration. For employees other than those who elected participation in the initial purchase period, the purchase price of each share of Class A common stock under this plan will be equal to 85% of the fair market value per share of Class A common stock on the first or last day of the purchase period, whichever is lower. However, for employees who elected participation in the initial purchase period, the purchase price of each share of Class A common stock during the first offering period will be equal to 85% of the initial public offering price or the fair market value on the last day of each purchase period, whichever is lower, provided that the employees do not withdraw from the Purchase Plan during the offering period. Employees may modify or end their participation in the Purchase Plan at any time during an offering period, subject to certain limitations. Participation ends automatically upon termination of employment with the Company. The Purchase Plan will terminate in 2009 unless sooner terminated by the Company's Board of Directors.

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

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

7. Geographic Information

   Information about the Company's operations in different geographic regions is as follows:

                              Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                           -------------------------  ------------------------
                               1999         1998         1999         1998
                           ------------  -----------  -----------  -----------
Revenues:
  Domestic................ $ 17,607,000  $ 9,467,000  $42,364,000  $26,752,000
  International...........    3,514,000    1,463,000    7,182,000    3,645,000
                           ------------  -----------  -----------  -----------
                           $ 21,121,000  $10,930,000  $49,546,000  $30,397,000
                           ============  ===========  ===========  ===========
Income (loss) before
 income taxes:
  Domestic................ $  4,077,000  $(1,087,000) $ 6,273,000  $(1,608,000)
  International...........     (623,000)    (237,000)  (1,283,000)    (410,000)
  True North Units Held
   for Transfer...........          --       (10,000)         --       (13,000)
                           ------------  -----------  -----------  -----------
                           $  3,454,000  $(1,334,000) $ 4,990,000  $(2,031,000)
                           ============  ===========  ===========  ===========
Net income (loss):
  Domestic................ $  1,994,000  $  (822,000) $ 2,691,000  $(1,494,000)
  International...........     (686,000)    (251,000)  (1,275,000)    (465,000)
  True North Units Held
   for Transfer...........          --       (53,000)         --      (129,000)
                           ------------  -----------  -----------  -----------
                           $  1,308,000  $(1,126,000) $ 1,416,000  $(2,088,000)
                           ============  ===========  ===========  ===========

8. Supplemental Cash Flow Data

                                               Three Months
                                                   Ended       Nine Months Ended
                                               September 30,     September 30,
                                             ----------------- -----------------
                                               1999     1998     1999     1998
                                             -------- -------- -------- --------
Interest paid............................... $ 29,000 $ 70,000 $106,000 $127,000
Taxes paid.................................. $301,000 $491,000 $837,000 $689,000

9. Subsequent Event

   Effective October 4, 1999, the Company acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH ("MEX"), a developer of interactive business solutions in Munich, Germany, for approximately $5,400,000, which was comprised of $3,000,000 in cash and $2,400,000 in Class A common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of MEX will be included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of approximately $5,500,000 will be amortized over a ten-year period.

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

Overview

   Modem Media is a leading builder and marketer of customer-focused e-businesses for world-class brands. Modem Media enables global marketers to attract, acquire and retain customers on the Internet by providing superior marketing strategy, consulting, technology, creative and media services. Modem Media derives substantially all of its revenues from fees for building, distributing and managing unique e-business solutions for its clients around the globe. Modem Media's global office network provides the following services to its clients:

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

   Modem Media has experienced operating losses as well as net losses in ten of the fifteen quarters from January 1, 1996 through September 30, 1999. Although Modem Media has experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. In addition, Modem Media has incurred substantial costs to expand and integrate its operations and intends to continue to invest heavily in ongoing expansion and integration efforts as well as infrastructure development. As a result, there can be no assurance that Modem Media will sustain profitability.

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

   During the second quarter of 1999, Modem Media resigned its relationship with AT&T. Management does not expect the resignation to have a material adverse impact on the operating results of Modem Media through the end of 1999 or beyond.

Results of Operations

   The following table sets forth certain statements of operations data of Modem Media for the three and nine months ended September 30, 1999 and 1998 included elsewhere in this Quarterly Report on Form 10-Q:

                                          Three Months
                                              Ended       Nine Months Ended
                                          September 30,     September 30,
                                         ---------------  -------------------
                                          1999    1998       1999      1998
                                         ------- -------  ----------  -------
                                                   (in thousands)
                                           (unaudited)    (unaudited)
Revenues................................ $21,121 $10,930   $49,546    $30,397
Salaries and benefits...................  11,683   7,473    29,163     20,793
Office and general......................   5,793   4,319    14,734     10,309
Amortization of goodwill................     756     461     2,065      1,308
Operating losses of True North Units
 Held for Transfer......................     --       10       --          13
                                         ------- -------   -------    -------
Operating income (loss).................   2,889  (1,333)    3,584     (2,026)
Interest income (expense), net..........     565      (1)    1,406         (5)
Provision (benefit) for income taxes....   2,146    (208)    3,574         57
                                         ------- -------   -------    -------
Net income (loss)....................... $ 1,308 $(1,126)  $ 1,416    $(2,088)
                                         ======= =======   =======    =======

   The following table sets forth certain items from Modem Media's statements of operations data as a percentage of total revenues for the periods indicated:

                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                --------------------   ---------------------
                                  1999       1998         1999       1998
                                  ----       ----         ----       ----
                                    (unaudited)        (unaudited)
Revenues.......................     100.0%     100.0%       100.0%     100.0%
Salaries and benefits..........      55.3       68.4         58.9       68.4
Office and general.............      27.4       39.5         29.7       33.9
Amortization of goodwill.......       3.6        4.2          4.2        4.3
Operating losses of True North
 Units Held for Transfer.......       --         0.1          --         0.1
                                ---------  ---------     --------   --------
Operating income (loss)........      13.7      (12.2)         7.2       (6.7)
Interest income (expense),
 net...........................       2.7        --           2.8        --
Provision (benefit) for income
 taxes.........................      10.2       (1.9)         7.2        0.2
                                ---------  ---------     --------   --------
Net income (loss)..............       6.2%     (10.3)%        2.8%      (6.9)%
                                =========  =========     ========   ========

Results of Operations--Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

   Revenues. Revenues increased $10.2 million, or 93.2%, to $21.1 million for the three months ended September 30, 1999 from $10.9 million for the three months ended September 30, 1998. Revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

   Salaries and Benefits. Salaries and benefits increased $4.2 million, or 56.3%, to $11.7 million for the three months ended September 30, 1999 from $7.5 million for the three months ended September 30, 1998. Salaries and benefits represented 55.3% and 68.4% of revenues for the three months ended September 30, 1999 and 1998, respectively. The dollar increase in salaries and benefits is attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business. The decrease of salaries and benefits as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Office and General. Office and general increased $1.5 million, or 34.1%, to $5.8 million for the three months ended September 30, 1999 from $4.3 million for the three months ended September 30, 1998. Office and general represented 27.4% and 39.5% of revenues for the three months ended September 30, 1999 and 1998, respectively. The dollar increase in office and general is primarily due to increased occupancy, professional and office support expenses incurred in connection with international expansion and increases in headcount. The decrease of office and general as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Amortization of Goodwill. Amortization of goodwill increased by $0.3 million, or 64.0%, to $0.8 million for the three months ended September 30, 1999 from $0.5 million for the three months ended September 30, 1998. The increase is primarily a result of the payment of additional purchase price for Modem Media Advertising Limited Partnership ("the Modem Partnership") by True North to the former owners of the Modem Partnership of $18.5 million in February 1999, as well as Modem Media's acquisition in Japan during June 1999 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

   Operating Losses of True North Units Held for Transfer. The non-strategic digital interactive marketing operations were sold to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of the Company's operating results for the three months ended September 30, 1999.

   Interest Income (Expense), Net. The net increase to $0.6 million during the three months ended September 30, 1999 is principally attributable to interest income earned on investments purchased with the proceeds from Modem Media's initial public offering.

   Income Taxes. Modem Media had a provision for income taxes of $2.1 million on pre-tax income of $3.5 million for the three months ended September 30, 1999, as compared to a benefit for income taxes of $0.2 million on a pre-tax loss of $1.3 million for the three months ended September 30, 1998. The effective income tax rate was 62.1% for the three months ended September 30, 1999 as compared to an effective income tax benefit rate of 15.6% for the three months ended September 30, 1998. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which Modem Media did not recognize tax benefits.

Results of Operations--Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

   Revenues. Revenues increased $19.1 million, or 63.0%, to $49.5 million for the nine months ended September 30, 1999 from $30.4 million for the nine months ended September 30, 1998. Revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

   Salaries and Benefits. Salaries and benefits increased $8.4 million, or 40.3%, to $29.2 million for the nine months ended September 30, 1999 from $20.8 million for the nine months ended September 30, 1998. Salaries and benefits represented 58.9% and 68.4% of revenues for the nine months ended September 30, 1999 and 1998, respectively. The dollar increase in salaries and benefits is attributable to a company-wide increase in headcount to better manage the growth of its business, service clients and actively pursue new client business. The decrease of salaries and benefits as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Office and General. Office and general increased $4.4 million, or 42.9%, to $14.7 million for the nine months ended September 30, 1999 from $10.3 million for the nine months ended September 30, 1998. Office and general represented 29.7% and 33.9% of revenues for the nine months ended September 30, 1999 and 1998, respectively. The dollar increases in office and general were primarily due to increased occupancy, professional and office support expenses incurred in connection with international expansion and increases in headcount. The decrease of office and general as a percentage of revenue is due primarily to higher percentage growth rates in revenue.

   Amortization of Goodwill. Amortization of goodwill increased by $0.8 million, or 57.9%, to $2.1 million for the nine months ended September 30, 1999 from $1.3 million for the nine months ended September 30, 1998. The increase is a result of the payment of additional purchase price for the Modem Partnership by True North to the former owners of the Modem Partnership of $3.3 million and $18.5 million in May 1998 and February 1999, respectively, as well as Modem Media's acquisition in Japan during June 1999 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

   Operating Losses of True North Units Held for Transfer. The non-strategic digital interactive marketing operations were sold to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of the Company's operating results for the nine months ended September 30, 1999.

   Interest Income (Expense), Net. The net increase to $1.4 million during the nine months ended September 30, 1999 is principally attributable to interest income earned on investments purchased with the proceeds from Modem Media's initial public offering.

   Income Taxes. Modem Media had a provision for income taxes of $3.6 million on pre-tax income of $5.0 million for the nine months ended September 30, 1999, as compared to a provision for income taxes of $0.1 million on a pre-tax loss of $2.0 million for the nine months ended September 30, 1998. The effective income tax rates for the nine months ended September 30, 1999 and 1998 were 71.6% and 2.8%, respectively. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which Modem Media did not recognize tax benefits.

Liquidity and Capital Resources

   Modem Media historically has financed its operations primarily from funds generated from operations, its initial public offering and, prior to the offering, from borrowings from True North. At December 31, 1998, Modem Media had a non-interest bearing intercompany note payable to True North of $6.0 million, which was repaid in February 1999 from the net proceeds of Modem Media's initial public offering. Pursuant to agreements between True North and its lenders, Modem Media is subject to limitations on indebtedness that could adversely affect Modem Media's ability to secure debt financing in the future.

   Net cash provided by operating activities was $0.4 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively. The investment in working capital was offset by depreciation expense and goodwill amortization, which totaled $4.7 million and $2.5 million for the nine months ended September 30, 1999 and 1998, respectively.

   Net cash used in investing activities was $7.7 million and $2.6 million for the nine months ended September 30, 1999 and 1998, respectively. Investing activities reflect the June 1999 acquisition by the Company of a builder and marketer of e-businesses in Japan, capital expenditures to purchase and install enterprise software in 1999, and purchases of other property and equipment in both periods.

   Net cash provided by (used in) financing activities was $28.5 million and $(0.4) million for the nine months ended September 30, 1999 and 1998, respectively. The primary source of cash flows from financing activities was Modem Media's initial public offering in February 1999.

   Modem Media's short-term capital commitments include lease payments over the next 12 months aggregating approximately $4.9 million and the funding of certain international operations which are not expected to be self-sufficient in the near-term. The long-term capital needs of Modem Media will depend on numerous factors, including the rates at which Modem Media is able to obtain new business from clients and expand its personnel and infrastructure to accommodate growth, as well as the rate at which it chooses to invest in new technologies and additional global expansion. Modem Media has ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand its operations.

   In August 1998, True North extended a credit facility to Modem Media allowing for revolving borrowings in the amount of up to $3.0 million to be outstanding at any given time. The credit facility with True North expires in February 2001, or upon 60 days advance notice if True North's voting control in Modem Media falls below 50% of total voting power. There are no borrowings outstanding under this facility as of September 30, 1999.

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

   Regarding both the IT and non-IT systems, Modem Media has completed the awareness phase. Modem Media is approximately 76% complete with respect to the assessment phase, although the acquisition of offices in Tokyo, Japan and Munich, Germany during 1999 have contributed to a delay in completing this assessment phase. Modem Media has determined, as of the end of the third quarter, that 7% of all items assessed require remediation and repair, of which the repair/replacement is approximately 76% complete. Modem Media is over 75% complete with respect to the testing and implementation phases. Completion of the assessment, repair/replacement, testing and implementation phases is expected during the fourth quarter of 1999.

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

   Modem Media is in the process of developing contingency plans to be used in the event of a failure of its information technology systems. In connection with Modem Media's assessment of third party readiness during 1999, Modem Media is evaluating the extent to which contingency plans are needed based on the level of uncertainty regarding such readiness. In the event Modem Media's intermediaries or vendors do not expect to be Year 2000 compliant, Modem Media's contingency plans may include replacing such intermediaries or vendors or conducting the particular operation itself. Modem Media expects to complete its contingency plans during the fourth quarter of 1999.

   Modem Media estimates the total cost of its Year 2000 program to be approximately $500,000, of which $278,000 has been incurred through September 30, 1999 and none of which has been capitalized. There is no guarantee, however, that the actual costs incurred will not differ materially from this estimate.

   In order to keep pace with the growth and expansion of its business, Modem Media decided in 1997 to replace its existing financial accounting system. The implementation of the new system occurred during the third quarter of 1999. Under the purchase agreement, the system provider has given Modem Media a two-year limited warranty that the replacement financial accounting system will be Year 2000 compliant.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Modem Media is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 4, 1999, the Securities and Exchange Commission declared Modem Media's Registration Statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, Modem Media completed an initial public offering of an aggregate of 2,990,000 shares of Modem Media's Class A common stock at an offering price of $16.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to Modem Media, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, or general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. Modem Media used $6,000,000 of these proceeds to settle an intercompany note payable to its parent, True North, and approximately $7,400,000 to acquire and fund the operations of e-businesses in Tokyo, Japan and Munich, Germany. Modem Media has invested the remainder of the net proceeds in short-term, interest-bearing, investment grade obligations pending their use.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   Effective May 1, 1999, Doug Ahlers is no longer an executive officer of the Company although he continues to be an employee of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.3       Registration Rights Agreement dated August 1, 1999 by and between certain Class A Common Stock Holders, Class B Common Stock
              Holders and the Company
    4.4       Warrant Agreement effective August 9, 1999 by and between Modem
              Media . Poppe Tyson, Inc. and General Electric Capital
              Corporation
    10.13*    Master Services Agreement dated July 15, 1999 between and among
              General Electric Corporation and the Company
    10.14*    Share Transfer Agreement dated October 4, 1999 of Mcx MULTIMEDIA
              EXPERTS GmbH by Modem Media Germany Holding Company GmbH, a
              wholly-owned subsidiary of the Company
    27.1      Financial Data Schedule
    99        Douglas C. Ahlers Resignation Letter dated April 30, 1999

--------
* Modem Media has requested confidential treatment from the Securities and Exchange Commission for portions of this document.

(b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MODEM MEDIA . POPPE TYSON, INC.

Date: November 12, 1999

                                                  /s/ Gerald M. O'Connell
                                          By: _________________________________
                                                    Gerald M. O'Connell
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


                                                   /s/ Steven C. Roberts
                                          By: _________________________________
                                                     Steven C. Roberts
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)