Form 10-K405
period 1999-12-31
MODEM MEDIA POPPE TYSON INC
filed 2000-03-15
CIK 1024787

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

                  For the fiscal year ended December 31, 1999
                          Commission File No. 0-21935

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

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

  Class A Common Stock, $.001 par value, traded on the Nasdaq National Market

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [_]

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Company's Class A Common Stock held by non-affiliates as of March 1, 2000, computed by reference to the closing price of such stock, was approximately $410,035,343.

   There were 12,936,634 shares of the Registrant's Class A Common Stock, $.001 par value, and 11,109,696 shares of the Registrant's Class B Common Stock, $.001 par value, outstanding as of March 1, 2000.

                     Documents Incorporated by Reference:

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item Description                                                          Page
 ---- -----------                                                          ----
PART I

  1   Business..........................................................     1
  2   Properties........................................................    14
  3   Legal Proceedings.................................................    14
  4   Submission of Matters to a Vote of Security Holders...............    14

PART II

  5   Market for Registrant's Common Equity and Related Stockholder         15
      Matters...........................................................
  6   Selected Financial Data...........................................    16
  7   Management's Discussion and Analysis of Financial Condition and       17
      Results of Operations.............................................
  7A  Quantitative and Qualitative Disclosures About Market Risk........    22
  8   Financial Statements and Supplementary Data.......................    23
  9   Changes in and Disagreements with Accountants on Accounting and       23
      Financial Disclosure..............................................

PART III

 10   Directors and Executive Officers of the Registrant................    24
 11   Executive Compensation............................................    26
 12   Security Ownership of Certain Beneficial Owners and Management....    31
 13   Certain Relationships and Related Transactions....................    33

PART IV

 14   Exhibits, Financial Statements Schedules and Reports on Form 8-K..    34
      Index to Exhibits.................................................    35
      Signatures........................................................    38

                               ----------------

   In this document, the terms "Modem Media," "we," "us" and "our" refer to Modem Media . Poppe Tyson, Inc. Unless otherwise indicated, all share amounts and financial information presented in this document give effect to a 0.95-for-1 reverse split of our common stock in February 1999 and a 2-for-1 split of our common stock on March 1, 2000.

   "Modem Media" and "Me-business" are service marks of Modem Media. "CentrPort" is a service mark of CentrPort, LLC.

                  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

   This document includes forward-looking statements within the meaning of
Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

 .  history of operating losses;           .  the ability to integrate acquired
 .  dependence on a limited number of         companies;
   clients;                               .  the cost and timing of
 .  variability of operating results;         international expansion;
 .  the ability to accurately              .  the ability to manage future
   estimate costs in fixed-fee               growth, if any;
   engagements;                           .  dependence on key management
 .  the ability to attract and retain         personnel;
   qualified professionals;               .  exclusivity arrangements with
 .  the ability to successfully               clients that may limit the
   introduce and expand the Me-              ability to provide services to
   business Network and CentrPort            others;
   technology;                            .  dependence on technology;
                                          .  dependence on the continued
                                             growth of the Internet; and
                                          .  changes in government regulation
                                             including regulation of privacy
                                             issues.


   In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

                                    PART I

ITEM 1. BUSINESS

Overview

   We are a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Global 500 and select online businesses. Our customer-focused approach combines technology-driven solutions with a deep understanding of the customer's unique needs to create e-business solutions that are more rewarding for both our clients and their customers. We combine our experience in business strategy, creative design, technology and marketing to deliver to our clients, on a global basis, an integrated service offering that includes:

  .  strategic consulting and customer research;

  .  design, development and implementation of e-business websites;

  . distribution and marketing of customized services across multiple Internet-enabled communication channels; and

  . collection and analysis of customer data and measurement of the effectiveness of our e-business solutions.

We call this comprehensive approach, focused on building enduring, mutually beneficial client-customer relationships, Me-business SM, since in the eyes of the customer, the company that best answers "my" needs will get "my" business.

   We established the Me-business Network to enhance the distribution of our Me-business solutions to our clients' customers. The network is designed to seamlessly deliver services across multiple Internet-enabled communication channels including websites, e-mail, wireless devices and call centers by deploying the functionality of best-of-breed vendors on each channel. Through CentrPort SM, our proprietary data and distribution management platform, we provide clients an outsourced service to identify, accumulate and analyze customer data generated through the Me-business Network's various communication channels. By enabling a cross-channel understanding of individual customer needs, we can continuously tailor new services for our clients' customers and deliver them appropriately.

   Since our inception in 1987, we have established and maintained relationships with Global 500 and select online businesses. Our clients include Citibank, Coca-Cola, Delta Air Lines, E*TRADE, General Electric, General Motors, IBM, Intel and Women.com. We service our clients through a global network of eleven offices in North America, Latin America, Europe and Asia with our staff of over 750 employees.

Industry Background

   The Internet has fundamentally changed the way businesses and customers interact, introducing new ways of communicating, obtaining information, purchasing goods and services, providing customer service and soliciting customer feedback. The Internet and electronic commerce have increased the frequency and speed of interaction between a business and its trading partners and customers by providing immediate access to and facilitating the interactive exchange of information. Traditionally limited to in-person, print and analog channels, customers today can interact with businesses through a variety of digital communication channels. While websites have been the primary Internet communication channel, businesses increasingly interact with their customers through such additional Internet-enabled channels as e-mail, cellular phones or PDAs.

   The profound impact of the Internet has led to a shift in the balance of power from the business to the customer. However, many companies today continue to approach e-business through the context of the traditional business-customer relationship. These companies view the Internet as a vehicle that allows easy access to a larger customer base to whom they can market and sell, or push, their products and services. Using the Internet simply as another medium which connects customers to businesses fails to realize the full potential of the Internet to transform the customer experience to one that is more relevant, efficient, meaningful and mutually rewarding for both the business and the customer.

   Given these market dynamics and the expansion of new Internet-enabled communication channels, successful businesses must be able to identify what personalized services the customer wants and have the ability to deliver those services across multiple communication channels to begin and ultimately extend a relationship between the business and the customer. As opposed to the push approach, this pull approach utilizes knowledge gained about the customer through multiple interactions to make available relevant personalized services to drive customer satisfaction, retention and loyalty. For example, through analyzing customer behavior patterns of a frequent flyer through existing channels, such as the airline's call center and website, an airline could introduce a value-added service to provide updated flight status information, potential new bookings and special fare promotions via a PDA. As a result, the airline creates greater customer satisfaction and generates potential future revenues through customer retention and loyalty.

   Customer personalization requires the ability to capture and analyze customer activity across multiple communication channels in an efficient and effective manner. Currently, companies have significant investments in channel-specific infrastructure including ad networks, web servers, e-mail and customer call centers. Unfortunately, these systems may not communicate with one another, track multiple communication channels, systematically store data or incorporate prior learning from past results, and may be slow to implement, requiring extensive internal resources that may not be coordinated across the divisions within a company. Inefficiencies arise because as the customer interacts with the company on each communication channel the information that the customer gives the company, or that the company observes, is generally stored in separate databases. A solution that can aggregate data on a particular customer across multiple channels can dramatically increase e-business results and activity. Once a company has a centralized cross-channel understanding of the customer, it can intelligently deliver services across channels to better service customers, thus optimizing the business relationship with and profitability of each individual customer.

   Given the complexity and scale of these new Internet-related initiatives, few businesses have in-house employees with the advanced skills necessary to effectively conceive and implement customer-focused strategies and solutions. Nor do they have the technology and systems required to aggregate data resulting from cross-channel customer contact that will enable them to develop key insights that can drive a higher return on their customer relationships. Given the pressures to get to market quickly, training in-house employees may not be a practical alternative. Hiring trained professionals may be difficult because they are in great demand. Outsourcing this function to providers of Internet professional services is often the most efficient and cost-effective solution for many companies.

   Currently there are a large number of Internet professional services firms that compete in the marketplace that focus on technology infrastructure for advanced electronic commerce platforms. Advantages achieved by e-businesses with advanced electronic commerce platforms, however, will be limited if these businesses do not implement solutions that are driven by the fundamental understanding that customers control the e-business relationship. We believe a greater portion of future Internet-related services spending will be dedicated to the development, implementation and ongoing management of customer-focused solutions that enable the delivery of services to individual customers across multiple Internet-enabled communication channels and devices. We believe that Internet professional services firms that have a customer-focused approach, expertise across multiple Internet-enabled communication channels, advanced data analytics and a global delivery capability will capture an increased share of Internet expenditures from Global 500 and leading online businesses.

Our Me-Business Solution

   Me-business Vision: A Customer Driven Approach. We have developed a business approach that recognizes the power of the customer in a business relationship and seeks to direct that power to the benefit of our clients. In following our Me-business approach, we create customer-focused solutions by understanding customer needs, conceiving services that fulfill those needs, building and scaling those services, enabling our clients to distribute them on multiple communication channels and measuring their effectiveness for both our clients and their customers on a global basis. Our approach helps our clients increase the lifetime revenue potential of their customers and transforms the customer experience to one that is more relevant, efficient, meaningful and mutually rewarding for both the client and the customer.

   Building and Delivering Services Across Multiple Internet Channels and Devices. We build a client's website not only as an e-commerce platform, but also as the foundation of a comprehensive online marketing strategy. We work with our clients to build Me-business solutions that fulfill customer needs by providing them with personalized services for each customer. We have established the Me-business Network, an outsourced solution, to enable our clients to reach beyond their own websites and provide personalized content and services to customers through their customers' preferred communication channels. This network consists of strategic relationships with select ad-serving and affiliate marketing companies, wireless providers, e-mail delivery systems, personalization and content management engines. Because of our pre-established relationships with network partners, we can offer clients quick and cost-effective access to these services. For example, in the case of an airline, these services may include online, PDA, or pager reservation and flight-delay notification capabilities.

   Analyze and Customize Customer Information to Enhance Client-Customer Relationships. We continuously analyze and measure our customer-focused Me-business solutions to determine their effectiveness against client goals and customer needs. In order to make this analysis and measurement more effective, we have built, and are continuing to develop, a leading-edge technology platform called CentrPort. CentrPort provides clients an outsourced service to identify, accumulate and analyze customer data generated through the Me-business Network's various channels. By accumulating information on the customer's interactions through these different channels and devices in a single database, our clients can better understand their customers' needs and customize new Internet services and features for them. For example, our Me-business Network may recognize our airline client's customer on another travel-related website and proactively offer the customer the option of booking a reservation without leaving the site. Through the constant accumulation of customer behavioral data in a centralized technology platform, we are able to continuously increase our client's knowledge of their customers, develop better services for each individual customer, identify and understand the customer's preferred delivery channel and ultimately help our client measure and improve its return on Internet-related initiatives.

   Global Delivery Capabilities. We believe that multinational companies prefer a single service provider to help them build and manage their Internet activities around the world. Our knowledge of the international marketplace, combined with our knowledge of our clients' businesses, enables us to help design and create effective global e-business strategies. Through our global network of eleven offices in North America, Latin America, Europe and Asia, we deliver successful customer-focused Me-business solutions tailored to the specific needs and preferences of the local markets in which our multinational clients operate. Our single consistent global methodology makes it easier and more efficient for our clients to do business with us worldwide. This differentiating factor strengthens our position with our Global 500 clients and makes it more difficult for our competitors to develop relationships with them.

Our Services Approach

   We deploy integrated, multi-disciplinary client service teams with strong backgrounds in business strategy, creative design, technology and marketing to conceive, develop and distribute Me-business solutions for our clients.

   Over the course of our client relationships, we focus on different competencies at various phases. With our customer-focused Me-business approach as their foundation, client initiatives are driven by our proprietary Modem Media process, which has been refined over the past five years and includes:

   Understanding Customer Needs. Using our consulting and research resources, we conduct diagnostic analyses of our clients' businesses to gain a deep understanding of the unique needs and expectations of the customer. During this phase we conduct primary and secondary customer research, perform a competitive review to identify opportunities and threats, analyze online customer behavior, inventory the existing customer relationship databases, review existing distribution channels and identify potential conflicts with online channels.

   Conceiving Services That Fulfill Customer Needs. Based on our understanding of the customer's needs, we identify and prioritize Internet-related opportunities to strengthen client-customer relationships. We conceive strategies to position and brand personalized Me-business solutions to create a competitive advantage for our clients. We analyze technology requirements to understand the viability, risks and timeframes associated with the delivery of these solutions.

   Building and Scaling Me-Business Services. We build Me-business services that are deployed through websites and other communication channels. We create customized software and applications and identify best-of-breed hardware, software and third-party applications to develop overall Me-business solutions. In conjunction with the client's existing staff or vendors, we define and coordinate the integration of these services with legacy systems. Finally, we detach services from client websites and distribute the functionality of these services to customers on their preferred communication channels.

   Distributing Services on Internet-Enabled Channels. We implement distribution strategies for our clients either through the existing Me-business Network of ad-serving and affiliate marketing companies, wireless providers, e-mail delivery systems, personalization and content management engines or through the client's preferred vendor. When a client has a preferred vendor outside of the Me-business Network, we will negotiate agreements with that vendor. We manage the relationships between our client and the vendors that are used in implementing our recommended distribution strategy both within and outside of the Me-business Network.

   Measuring Effectiveness for Both the Client and the Customer. We continuously monitor and measure our Me-business solutions to determine their effectiveness in meeting client goals and customer needs. Based on our analysis, we enhance these solutions to increase their relevance, utility and value. We use the information we collect in performing program measurement and data analysis to help our clients improve their Me-business solutions and distribution strategies. We believe that our continuous program improvement builds the foundation for recurring client business. Our CentrPort technology will increase our ability to monitor, measure and enhance our solutions efficiently across multiple communication channels.

Clients

   We have a diverse roster of clients. Our five largest clients in 1999 accounted for 45.1% of our revenues, of which Citibank accounted for 13.8%.

   Our clients include:                      Infinite Supply
        Citibank                             Intel
        Coca-Cola                            JCPenney
        DaimlerChrysler                      John Hancock
        Delta Air Lines                      Starwood Hotels and Resorts
        E*TRADE                              Toyota
        General Electric                     Women.com
        General Motors
        IBM


Sales and Marketing

   We target a select group of clients, primarily Global 500 companies and select online businesses. Many of the Global 500 companies that we target have an existing presence on the web, but have yet to develop and deploy a comprehensive strategy for how it will attract, sell and service customers online. Fewer yet have integrated these efforts across multiple communication channels, effectively leveraged their domestic business strategies in markets around the world or integrated these efforts with offline customer service efforts.

   Recognition of the importance of building online customer relationships through effective Internet solutions on a global basis has fueled a significant demand for our expertise and services worldwide, particularly among the largest multinational companies in the world including Citibank, General Motors, General Electric, IBM and Intel.

   Our online business clients range from the leading Internet businesses looking to upgrade their online sales and marketing efforts, such as E*TRADE or The Industry Standard, to start-ups requiring comprehensive support from business strategy development through technical development, creative production and launch and marketing support.

   We market our Internet professional services through a combination of business development teams, targeting new prospects, and our existing relationship managers, who are responsible for deepening our business relationships with existing clients.

Technology

   Our background in developing e-commerce solutions for Global 500 businesses, and the skills of our technology professionals have helped us to utilize technology to further the business and marketing objectives of our client base. We utilize technology to implement customer-focused Me-business solutions for our clients and to help them manage their customer relationships.

   We make extensive use of third-party technologies and applications as part of the solutions we engineer for our clients. We have utilized third-party technology in order to perform several essential business and marketing functions for our clients, including systems integration, credit card processing, ad-serving, e-mail management, data warehousing, order fulfillment and data processing. Utilizing third-party technology greatly reduces the cost of the solutions we provide for our clients, while increasing their scalability as well as the speed with which we can bring them to market. We intend to continue incorporating advanced third-party technologies into our service offerings as the Internet professional services needs of our clients evolve.

   In addition, we are continuing to develop the CentrPort technology platform, which is intended to provide: the ability to "make decisions" as to what information or service to send to a specific customer; campaign management across multiple communication channels; closed loop media tracking; and analysis of clickstream and log file data. The CentrPort platform is designed to evaluate customer responses to prior contacts across multiple communication channels, and return the appropriate strategic response. CentrPort can track customers on off-site distribution channels related to the client, as well as beyond a company's website. CentrPort can aggregate customer information across multiple communication channels.

   The CentrPort technology platform has the following features: (1) a service bureau built on a Sun/Oracle/Netscape platform; (2) a Java(R)-based administration interface provided by IBM's WebSphere(TM); (3) a robust, scalable core engine written in C/C++, with flexible extensible web-based user interfaces written in Java/HTML; (4) a multi-processor and multi-server architecture, which provides scalability; and (5) multiple data centers and redundant, distributed hardware which provides reliability and performance.

Employees and Culture

   In order to maintain high levels of creativity and quality, we place great importance on recruiting and retaining talented employees. As of March 1, 2000, we had more than 750 full-time employees, of which 627 were billable professionals. We also hire temporary employees and contract service providers as needed. Our employees are not represented by any union and, except for senior management are retained on an at-will basis. We consider our employee relations to be good. We believe our firm fosters an entrepreneurial, creative, and professional culture, and as a result, attracts talented individuals. In addition to recruiting talented professionals, we are committed to employee training and orientation. We have various programs dedicated to the training and development of our personnel.

Competition

   The Internet professional services market has grown dramatically in recent years due to the increasing need for outsourced expertise in developing end-to-end Internet solutions to create and maintain an e-business. Businesses have realized the opportunity to increase revenue, reduce customer turnover, deepen relationships and increase market share by allowing their customers to access the client's products and services over the Internet through various communication channels. As a result, the market for our services is highly competitive. The market is subject to rapid technological change and increased competition from large existing players, new market entrants and internal Internet services divisions. Our competitors include:

  . Internet professional services firms, such as AGENCY.COM, Digitas, iXL, Organic, Proxicom, Razorfish, Sapient, Scient, and Viant;

  . traditional technology services firms, such as Andersen Consulting, Computer Sciences Corporation, EDS, and IBM Global Services;

  . strategic consulting firms, such as Bain, Booz-Allen & Hamilton, Boston Consulting Group and McKinsey & Co.; and

  . internal Internet services, technology, marketing and design departments.

   We believe the main competitive factors in the Internet professional services market include Internet expertise and talent, reliability of a high quality solution, pricing and speed of service, ability to provide an integrated solution, technological knowledge, creative design skills, brand name and recognition and client references. We believe that we compete favorably on these criteria and distinguish ourselves from our competitors based on our Me-business approach, which focuses on satisfying the needs of our clients' customers.

Factors Affecting Our Future Performance

   In evaluating our business, you should consider the following risk factors:

Risks Relating to Our Business

 We have a history of operating losses, and we expect to incur net losses for the foreseeable future

   We have experienced operating or net losses in nine of the twelve quarters in the period from January 1, 1997 to December 31, 1999. Although we have experienced revenue growth and profitability in recent periods, our recent growth may not be sustainable or indicative of future operating results. We have incurred substantial costs to expand and integrate our operations, and we intend to continue to invest heavily in global expansion efforts, sales and marketing, technology platforms, infrastructure development and the hiring of additional personnel. We have current plans to significantly increase our hiring efforts and costs associated with these new hires will begin to accrue before we are realizing corresponding revenues generated by them. As a result of the amortization of goodwill related to the acquisition of Vivid, and these increased costs, we expect to incur net losses for the foreseeable future.

 Our operating results depend on our relationship with a limited number of clients

   Our results of operations and our business depend on our relationships with a limited number of large clients. Set forth below are the percentages of revenues during 1998 and 1999 for each of our clients that accounted for more that 10% of our revenues and for our five largest clients combined:

                                                        Year Ended December 31,
                                                        ------------------------
      Client                                             1998         1999
      ------                                            ------------------------
      AT&T.............................................    20.7%  less than 10%
      Citibank.........................................    12.8       13.8
      Five largest clients combined....................    53.4       45.1

   We cannot assure you that we will be able to maintain our historical rate of growth or our current level of revenues derived from these clients or any other client in the future. We resigned from our relationship with AT&T in June 1999 and at this time do not expect AT&T to be a significant client of ours in the future.

   We generally do not have long-term contracts with our clients. Our clients typically hire us one project at a time. Moreover, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. As a result, a client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. We expect a relatively high level of client concentration to continue but not necessarily involve the same clients from period to period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future financial performance.

 Variability of our quarter to quarter operating results may impact our stock price

   Our quarterly operating results have fluctuated in the past, and may continue to fluctuate in the future as a result of a variety of factors, many of which are outside of our control, including:

  .  the loss of or resignation from a significant client;

  . the timing of new hires in anticipation of growth in our business and employee attrition;

  .  the timing and scope of new projects;

  .  the devotion of resources to new business development;

  .  reduction, cancellation or completion of major projects;

  .  the opening or closing of an office;

  .  costs related to the expansion of our business;

  .  our relative mix of domestic versus international business;

  .  changes in pricing by us or our competitors;

  .  employee utilization rates;

  .  integration of acquisitions; and

  . use of more expensive temporary employees to provide our professional services.

   As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of our future performance. In some periods our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. If this occurs, the trading price of our Class A common stock would likely decline.

   We also experience some variation in operating results throughout the year that results in part from the Internet professional services spending patterns and business cycles of our clients, and from Internet professional services spending patterns in general. Our revenues have historically been higher during the second half of our fiscal year. We expect this variation in operating results to continue in the future.

 If we fail to accurately estimate costs in fixed-fee projects, our operating results may be adversely affected

   In 1999, approximately 76% of our revenues were derived from fixed-fee projects. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular project can be a difficult task. With respect to any single fixed-fee project, if we fail to estimate costs accurately, control costs or anticipate technical problems, our future financial performance could be adversely affected. We may also be forced to devote additional resources to these projects for which we will not receive additional compensation. We recognize revenues from fixed-fee projects as services are rendered. To the extent our estimates are inaccurate, the revenues and operating profits, if any, we report for periods during which we are working on a project may not accurately reflect the final results of the project and we would be required to record an expense for such period equal to the amount by which our revenues were previously overstated.

 To succeed in our labor intensive business, we must recruit and retain qualified professionals, who are currently in high demand

   The labor-intensive Internet professional services industry currently faces a shortage of qualified personnel, at all levels of experience, which we expect to continue. We compete intensely with other companies to recruit and hire from this limited pool. Our inability to hire and retain personnel would cause our business results to suffer. In addition, our ability to generate revenues directly relates to our personnel, both in terms of the number and expertise of the personnel we have available to work on our projects and the mix of full time employees, temporary employees and contract service providers that we utilize. As a result, if we fail to retain existing employees or hire new employees, we may not be able to complete or retain existing engagements or bid for new engagements of similar scope or revenues and our business, financial condition and operating results could be materially and adversely affected. We are particularly dependent on a limited number of technical personnel to develop our CentrPort technology. Losing any of these individuals could delay the development of services related to the CentrPort technology.

 The integration of Vivid and other companies that we may acquire may materially and adversely affect our operating results

   We recently acquired Vivid and may acquire other companies. We expect that the integration of acquired operations will place a significant burden on our management. Such integration is subject to risks and uncertainties, including:

  . the inability to effectively assimilate the operations, services, technologies, personnel and cultures of entities that we acquire;

  .  the diversion of management's attention;

  . undisclosed or potential legal liabilities of Vivid or other acquired businesses;

  .  the potential disruption of our business; and

  .  the impairment or loss of relationships with employees and clients.

   We expect that our margins will decline until we successfully complete the integration of the operations of Vivid with our own. As a result of the amortization of goodwill related to the acquisition of Vivid and increased costs that we expect to incur in connection with our expansion and development efforts, we expect to incur net losses for the foreseeable future. If in connection with acquiring new businesses we fail to integrate our operations successfully or on a timely basis, or if we incur any unforeseen expenses, our financial performance could be materially and adversely affected.

 Difficulties presented by international factors could negatively affect our operating results

   One component of our strategy is to expand into international markets, as evidenced by the opening of offices in Europe and Asia, as well as by recent acquisitions in those regions. Once we select a new location, we typically devote substantial financial and management resources to launch and grow that office. We cannot assure you that we will select appropriate markets to enter, open new offices efficiently or manage new offices profitably. Any new office could underperform relative to our expectations and we may not be able to achieve the same levels of business growth and profitability as in our domestic offices. We believe that we will face risks in doing business abroad that we do not face domestically. Among the international factors we believe are most likely to affect us are:

  . difficulties and costs of staffing and managing international operations;

  .  different rate structures based on local economies;

  .  longer payment cycles;

  .  problems in collecting accounts receivable;

  . international currency issues, including fluctuations in currency exchange rates and the conversion to the Euro by all countries of the European Union by year end 2003;

  . restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for customers;

  . more restrictive privacy regulations in different countries, particularly in the European Union; and

  . legal and regulatory requirements of different countries, such as differing tax or labor laws.

   Any of these factors or other factors not enumerated here could adversely affect the results of our international operations.

 Continued growth of our business will place increased demands on our systems and resources and may adversely affect our operating results and our ability to retain talented personnel

   The expansion of our business and client base has placed increased demands on our management, operating systems, internal controls and financial and physical resources. Our continued growth, if any, may strain existing management and human resources in particular, affecting our ability to attract and retain talented personnel. Consequently, we may be required to increase expenditures to hire new employees, open new offices and invest in new equipment or make other capital expenditures. Any failure to expand any of the foregoing areas in an efficient manner could adversely affect our operating results. We also cannot assure you that we will be able to sustain the rates of growth that we have experienced in the past or manage our growth effectively in the future.

 We depend on our key management personnel for our future success

   We rely on our key management personnel, including G. M. O'Connell, our Chairman and Chief Executive Officer, and Robert C. Allen, II, our President and Chief Operating Officer, because personal relationships are critical to obtaining and retaining client engagements. We believe that our future success will depend upon our ability to attract and retain additional key management personnel. If any of our officers or key employees leaves our company, the relationships that they have with our clients could be lost.

 Our future success depends in part on our ability to provide our clients with measurement and distribution services using our new CentrPort technology

   We recently introduced new services based on our CentrPort technology for measuring the effectiveness of distributing Me-business solutions over multiple Internet-enabled communication channels. If these new services are not successful, we will not be able to add a new source of revenue to supplement our fees from our Internet professional services. There are significant risks associated with our ability to deliver these services and to make them commercially successful, including potential damage to our reputation if we do not succeed.

   These services are based on new technology and, to date, we have offered these services to a limited number of clients. Moreover, we are still in the process of developing additional capabilities. We will need to invest in technology development, hardware and hosting services to provide these services and to broaden their scope and volume. We will be making these investments in advance of client commitments to use our services. To the extent that demand develops for these services, we do not have the experience to know whether we will be able to expand our technology platform to meet this demand.

   In addition, our CentrPort technology and the Me-business Network depend on our ability to develop relationships with service providers for each Internet-enabled communication channel covered by our services. We have established these relationships with an e-mail provider and an ad serving firm for distribution to third- party websites and are in the process of developing additional relationships and related technology. If we are unsuccessful in these efforts, we may not realize the full potential of our CentrPort technology and the Me-business Network, limiting the usefulness of these services to our clients.

   We have established a new pricing model for CentrPort and the related Me-business Network services based on fees for measurement, distribution fees based on volume and database maintenance fees based on records under management. We have limited experience with this transactional pricing model and we cannot be certain our clients will find this pricing acceptable.

   As a result of all these considerations, we cannot be certain that our new services will achieve commercial acceptance.

 Disruption of our services due to unanticipated problems or failures could harm our business

   Our CentrPort technology is hosted by a third-party service provider. This third-party service provider's continuing and uninterrupted performance is critical to CentrPort's success. Our clients may become dissatisfied by any system failure that interrupts our ability to provide CentrPort's services to them, including failures affecting our ability to deliver information without significant delay. Sustained or repeated system failures would reduce the attractiveness of our Me-business solutions, supported by CentrPort, to our clients. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of information delivered through CentrPort's servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

   Our operations are dependent on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. In addition, interruptions in the delivery of our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Despite precautions that we have taken, unanticipated problems affecting our systems have from time-to-time in the past caused, and in the future could cause, interruptions in the delivery of our services. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

 We may need additional capital in the future, which may not be available to us. The raising of any additional capital may dilute your ownership in us

   We may need to raise additional funds through public or private debt or equity financing in order to:

  . take advantage of business opportunities, including more rapid expansion or acquisitions of, or investments in, businesses or technologies;

  .  develop new services; or

  .  respond to competitive pressures.

   Any additional capital raised through the sale of equity may dilute your ownership percentage in our Class A common stock. Furthermore, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. Our failure to obtain additional capital may have an adverse effect on our business results.

Risks Relating to Our Industry

 Exclusivity arrangements with our clients may limit our ability to provide services to others

   It is customary in the Internet professional services industry to enter into exclusivity arrangements with clients. We have entered into these arrangements with a number of our largest clients that restrict our ability to provide services to their competitors. We have in the past been, and may in the future be, unable to take on new clients because such opportunities would require us to provide services to direct competitors of our existing clients. In addition, we risk harming relationships with existing clients if we agree to provide services to their indirect competitors. Prospective clients may also choose not to retain us for reasons of actual or perceived conflicts of interest.

 The Internet professional services market is highly competitive and has low barriers to entry, which could affect our ability to compete and may cause our revenues to decline

   The Internet professional services market is relatively new and intensely competitive. We expect competition to intensify even further as this market evolves. Some of our competitors and potential competitors have longer operating histories, longer client relationships, and greater financial, management, technology, development, sales, marketing and other resources than we do. Competition depends to a large extent on clients' perception of the quality and creativity as well as the technical proficiency of our services and those of our competitors. We also compete on the basis of price and the ability to serve clients on a broad geographic basis. To the extent we lose clients to our competitors because of dissatisfaction with our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

   There are relatively low barriers to entry in the Internet professional services industry, primarily because it is an industry that requires minimal capital expenditures from new entrants. We expect that we will face additional competition from new market entrants. There can be no assurance that existing or future competitors will not develop or offer Internet professional services and products that provide significant performance, price, creative, technological or other advantages over our services, any of which could have a material adverse effect on our future operating performance.

 The developing market for our Internet professional services is subject to uncertainties

   The market for Internet professional services has only recently begun to develop, is evolving rapidly and is characterized by an increasing number of market entrants. Demand for, and market acceptance of, recently introduced services are subject to a high level of uncertainty and are dependent on a number of factors, including:

  . the growth in consumer access to and acceptance of new interactive technologies, such as the Internet and online services;

  . the development of technologies that facilitate the delivery and use of interactive communications between organizations and targeted audiences; and

  . our ability to anticipate such technologies and incorporate them into our services in a timely fashion.

   We cannot assure you that the market for Internet professional services will continue to grow, that demand for our services will continue or that Internet-enabled communication channels or other interactive media will continue to be used for commerce and communication. If the market for Internet professional services develops more slowly than we expect, or if our services do not continue to achieve market acceptance, our future operating performance could be materially adversely affected.

 Our business will be negatively affected if we do not keep up with the Internet's rapid technological change, evolving industry standards and changing client requirements

   The Internet professional services market is characterized by rapidly changing technology, evolving industry standards and changing client needs. Accordingly, our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

  .  effectively use and build leading technologies;

  .  continue to develop our strategic and technical expertise;

  . influence and respond to emerging industry standards and other technological changes;

  .  enhance our current services;

  .  develop new services that meet changing customer needs; and

  .  advertise and market our services.

   All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could have an adverse effect on our operating results.

 Our revenues may decrease if growth in the use of the Internet does not increase

   Our business is dependent upon continued growth in the use of the Internet by our clients, prospective clients and their customers and suppliers. Published reports indicate that capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our revenues would decline causing the value of your investment also to decline. Factors that may affect Internet usage or the adoption of electronic commerce include:

  .  actual or perceived lack of security of information;

  .  lack of access and ease of use;

  .  congestion of Internet traffic;

  .  inconsistent quality of service;

  .  increases in access costs to the Internet;

  .  excessive governmental regulation;

  .  uncertainty regarding intellectual property ownership;

  .  reluctance to adopt new business methods; and

  .  costs associated with the obsolescence of existing infrastructure.

 Changes in government regulation could adversely affect our business

   A number of the services that we provide are subject to extensive government regulation, both domestic and foreign, with respect to the truth in and fairness of advertising and other marketing-related regulations. To ensure that our clients' communications with their customers do not violate these regulations, we must comply with Federal Trade Commission regulations governing the marketing of products and services and similar state regulations. In addition, there has been an increasing tendency in the United States on the part of businesses to resort to the judicial system to challenge comparative advertising of their competitors on the grounds that the advertising is false and deceptive. We cannot assure you that we will not be subject to claims against us or our clients by other companies or governmental agencies or that any such claims, regardless of merit, would not have a material adverse effect on our future operating performance.

   Although there are currently few laws or regulations directly governing access to or commerce on the Internet, due to the increasing popularity and use of the Internet, any number of state, federal, foreign laws and regulations may be adopted regarding pricing, acceptable content, taxation and quality of products and services. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance.

 Customers' concerns about, or government regulation of, privacy on the Internet may adversely affect our business

   An important feature of the services we provide to our clients is the ability to develop and maintain non-personally identifiable information to measure the effectiveness of the services our clients provide to their customers. Through our Me-business Network and CentrPort technology we enable our clients to capture non-personally identifiable information to measure the effectiveness of their services and manage the distribution of services to their customers. Additionally, we enable many of our clients to gather personally identifiable information when their customers visit their websites so that our clients may offer customized services to their customers.

   However, privacy concerns may cause customers to resist providing the data necessary to support these capabilities. Moreover, even the perception of privacy concerns, whether or not valid, may indirectly inhibit market acceptance of the Internet as a means of commerce and marketing. Lastly, standard Internet browsers allow users to modify their browser settings to remove "cookies" at any time or prevent cookies from being stored on their hard drives. These cookies, information keyed to a specific server, file pathway or directory location that is stored on a computer user's hard drive, possibly without the user's knowledge or consent, are used by our CentrPort technology. If the privacy concerns of customers are not adequately addressed, we may not be able to collect data from the customers of our clients and, our future operating performance could be materially and adversely affected.

   Privacy concerns would be heightened by proposed legislative or regulatory initiatives that mandate notification to Internet users that the data captured on Internet sites will be used for marketing or other purposes. The Federal Trade Commission is in the process of working with various industry groups to determine if industry self-regulation will provide sufficient protection of consumer information. If the Federal Trade Commission believes industry efforts are inadequate, the Federal Trade Commission will likely recommend legislation regarding the handling of information on the Internet. In addition, the European Union has promulgated certain regulations regarding the handling of data. Governments of various countries have adopted or are considering other regulations regarding privacy. Regulations regarding the use and collection of customer information or limitations on or elimination of the use of cookies could reduce the effectiveness of our services, which would make them less attractive to our clients and could have an adverse effect on our business results.

 We may face intellectual property claims that may be costly to resolve or limit our ability to use intellectual property in the future

   We are obligated under some agreements to indemnify other parties as a result of claims that we infringe on the proprietary rights of third parties. Although we do not believe that the Me-business solutions that we develop for clients, or our CentrPort technology, infringe on any third-party proprietary rights, we cannot assure you that third parties will not assert infringement claims against us in the future or that these claims will not be successful. We could incur substantial costs and management resources may be diverted to defend any claims relating to proprietary rights. These costs and diversions could cause our business results to suffer. If any party asserts a claim against us relating to proprietary technology or information, we may need to obtain licenses to the disputed intellectual property. We cannot assure you, however, that we will be able to obtain these licenses on commercially reasonable terms or that we will be able to obtain any licenses at all. The failure to obtain necessary licenses or other rights may have an adverse affect on our business results.

 We may not be able to protect our intellectual property.

   As we develop technology platforms, including CentrPort, we will need to protect our intellectual property interests in that technology. Our success will depend, in part, on whether we can:

  .  obtain patents to protect our own products;

  . obtain licenses to use certain technologies of third parties, which may be protected by patents;

  .  protect our trade secrets and know-how; and

  . operate without infringing the intellectual property and proprietary right of others.

   Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult and unauthorized use of our technology may occur. We cannot be certain that patents will be issued nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. In addition, others may develop competing technologies on their own. Any inability to adequately protect our intellectual property interests could have an adverse effect on our business results.

 We may be liable to our clients for damages

   Many of our engagements involve the development, implementation and maintenance of Me-business solutions that are critical to our clients' businesses. Our failure or inability to meet a client's expectations in the performance or completion of services could injure our business reputation or result in a claim for substantial damages against us regardless of our responsibility for such failure. In addition, in the course of providing Internet professional services to our clients we may be given access to confidential or proprietary client information. Although we have implemented policies to prevent such client information from being disclosed to unauthorized parties or used inappropriately, any such unauthorized disclosure or use could result in a claim against us for substantial damages. Our contractual provisions attempting to limit such damages may not be enforceable in all instances or may otherwise fail to protect us from liability for damages, which could adversely affect our future operating performance.

ITEM 2. PROPERTIES

   Our headquarters are located in Norwalk, Connecticut where we lease approximately 54,300 square feet of space. Under our lease agreement, we will increase the space that we lease in Norwalk to 79,300 square feet in May 2000 and 114,300 square feet in September 2000. This lease expires in January 2009. We maintain additional offices in New York City, San Francisco, Toronto, London, Paris, Munich, Tokyo, Hong Kong, Singapore and Sao Paolo.

ITEM 3. LEGAL PROCEEDINGS

   Modem Media is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On December 28, 1999, we obtained the written consent of the shares representing a majority of the votes entitled to be cast at a duly called meeting of stockholders in order to (1) approve the adoption of the 1999 Stock Incentive Plan and (2) approve the amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Class A and Class B common stock in order to effect a two-for-one stock split of our Class A and Class B common stock. The written consent of True North represented over 82% of our total voting power. On January 27, 2000, pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, an information statement describing these matters was filed with the Securities and Exchange Commission and distributed to our shareholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Class A common stock is listed on the Nasdaq National Market under the symbol "MMPT". The table below sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported and reflects all stock splits effected by us. Our Class B common stock automatically converts into Class A common stock upon sale or other transfer, therefore, there is no public trading market for our Class B common stock.

      1999                                                         High   Low
      ----                                                        ------ ------

      First quarter (from February 5, 1999)...................... $27.56 $11.97
      Second quarter.............................................  26.00  10.63
      Third quarter..............................................  20.86   8.88
      Fourth quarter.............................................  39.50  17.78

   On March 1, 2000, there were 57 shareholders of record of our Class A common stock and 5 shareholders of record of our Class B common stock.

   We have never declared, nor have we paid, any cash dividends on our common stock. Modem Media currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

   On February 4, 1999, the Securities and Exchange Commission declared our registration statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, we completed an initial public offering of an aggregate of 5,980,000 shares of our Class A common stock at an offering price of $8.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to us, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to our directors, officers, or general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. We used $6,000,000 of these proceeds to settle an intercompany note payable to True North and approximately $21,200,000 to acquire and fund the operations of complementary businesses in Tokyo, Munich, Paris and San Francisco. We have invested the remainder of the net proceeds in short-term, interest-bearing, investment grade obligations pending their use.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations data for the fiscal years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are not included herein. The statements of operations data for the fiscal years ended December 31, 1999, 1998 and 1997 and the balance sheet data as of December 31, 1999 and 1998 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein. Data for 1998 and later periods reflect our combination with the strategic interactive marketing operations of Poppe Tyson, Inc.

                                           Year Ended December 31,
                                   ------------------------------------------
                                     1999    1998     1997     1996     1995
                                   -------- -------  -------  -------  ------
                                    (in thousands, except per-share data)

Statements of Operations Data:
Revenues.......................... $ 74,036 $42,544  $25,497  $ 2,093  $  438
Cost of revenues..................   32,991  23,249   12,045    1,322     308
                                   -------- -------  -------  -------  ------
Gross margin......................   41,045  19,295   13,452      771     130
Sales and marketing...............    1,658   1,098      769      --      --
General and administrative........   29,683  19,750   12,118      712     215
Amortization of goodwill..........    2,959   1,768    1,666      --      --
Operating losses of True North
 Units Held for Transfer..........      --       13    2,180    1,309   1,766
                                   -------- -------  -------  -------  ------
Operating income (loss)...........    6,745  (3,334)  (3,281)  (1,250) (1,851)
Interest income (expense), net....    1,975      29      (76)     --      --
                                   -------- -------  -------  -------  ------
Income (loss) before income
 taxes............................    8,720  (3,305)  (3,357)  (1,250) (1,851)
Provision (benefit) for income
 taxes............................    5,703    (102)    (248)    (548)   (873)
                                   -------- -------  -------  -------  ------
Net income (loss)................. $  3,017 $(3,203) $(3,109) $  (702) $ (978)
                                   ======== =======  =======  =======  ======
Basic net income (loss) per
 share............................ $   0.14 $ (0.21) $ (0.21) $(17.55) $  --
                                   ======== =======  =======  =======  ======
Diluted net income (loss) per
 share............................ $   0.13 $ (0.21) $ (0.21) $(17.55) $  --
                                   ======== =======  =======  =======  ======

                                                December 31,
                                   ------------------------------------------
                                     1999    1998     1997     1996     1995
                                   -------- -------  -------  -------  ------
                                               (in thousands)
Balance Sheet Data:
Cash and cash equivalents......... $ 30,265 $ 7,824  $ 7,056  $ 2,726  $  --
Short-term investments............   16,859     --       --       --      --
Working capital (deficit).........   37,687  (5,917)   3,269    3,428     548
Total assets......................  145,732  71,286   59,024   54,022     753
Capital lease obligations, less
 current portion..................      471     323      472      193     --
Related party obligations, less
 current portion..................      --      --     9,346    6,000     620
Other long-term obligations.......      221      19       41       55     --
Total stockholders' equity
 (deficit)........................  111,476  35,560   35,618   40,493    (846)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Global 500 and select online businesses. Our customer-focused approach combines technology-driven solutions with a deep understanding of the customer's unique needs to create e-business solutions that are more rewarding for both our clients and their customers. We combine our experience in business strategy, creative design, technology and marketing to deliver to our clients, on a global basis, an integrated service offering that includes:

  .  strategic consulting and customer research;

  .  design, development and implementation of e-business websites;

  . distribution and marketing of customized services across multiple Internet-enabled communication channels; and

  . collection and analysis of customer data and measurement of the effectiveness of our e-business solutions.

   We were formed by True North in October 1996 to acquire Modem Media Advertising Limited Partnership (the "Modem Partnership") and to combine it with True North's digital interactive marketing operations, including Northern Lights Interactive. Effective October 1, 1998, we acquired the strategic interactive marketing operations of Poppe Tyson from True North in exchange for (1) our non-strategic digital interactive marketing operations and (2) an aggregate of 1,619,028 shares of our Class B common stock. In conjunction with this transaction, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to us. This transaction occurred among companies under common control, and, accordingly, was recorded as of December 31, 1997, the date of True North's acquisition of the strategic interactive marketing operations of Poppe Tyson, at historical cost. Poppe Tyson was formed in December 1985 as a subsidiary of Bozell, Jacobs, Kenyon & Eckhardt, Inc., which was acquired by True North in December 1997 in a business combination accounted for under the pooling-of-interests method (see Note 2 of the notes to our consolidated financial statements).

   During the fourth quarter of 1998, we integrated the domestic offices of the strategic interactive marketing operations of Poppe Tyson with our own operations. In 1999, we successfully deployed this additional capacity to service additional business with existing clients. Internationally, we resigned from low-margin engagements and utilized this capacity to service global clients. As a result of these measures, we became profitable for the three quarters ending December 31, 1999, after suffering a loss in 1998.

   Our results of operations include the results of:

  .  the Modem Partnership;

  . the digital interactive marketing operations contributed by True North to us in 1996, including both Northern Lights Interactive and the non-strategic digital interactive marketing operations that we sold back to True North effective October 1, 1998; and

  .  the strategic interactive marketing operations of Poppe Tyson,

from their respective dates of acquisition by True North. The results of operations of the businesses that we sold back to True North effective October 1, 1998 are included in our results through September 30, 1998 and are presented as "Operating Losses of True North Units Held for Transfer" in our consolidated financial statements.

   The financial statements of the strategic interactive marketing operations of Poppe Tyson as of and for the year ended December 31, 1997 are included herein as the financial statements of a predecessor to us.

   Clients generally hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered. We reassess our estimated costs on fixed-fee engagements periodically and losses are accrued, on a project-by-project basis, to the extent that costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts are recognized in the period in which such losses are determined. We anticipate that CentrPort and the Me-business Network will generate transactional fees for distribution and data management.

   Our five largest clients accounted for 45.1%, 53.4% and 65.5% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Citibank accounted for 13.8% and 12.8% of our consolidated revenues for the years ended December 31, 1999 and 1998, respectively. AT&T accounted for 20.7% and 36.2% of our consolidated revenues for the years ended December 31, 1998 and 1997, respectively.

   Once a project is completed, there can be no assurance that a client will engage us for future services. As a result, a client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. In addition, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any such clients, could adversely affect our business, financial condition or results of operations.

   Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff and costs for temporary employees we use to provide professional services, as well as certain other direct costs. As we generate revenue from our CentrPort technology, cost of revenues will include our direct costs associated with the CentrPort technology.

   Sales and marketing consists of salaries, employee benefits and incentive compensation of new business and other sales and marketing personnel, as well as certain other marketing costs. During 2000, we will substantially increase our spending on marketing and advertising on a global basis to promote the Modem Media brand. In addition, we will increase our sales personnel to expand new business efforts.

   General and administrative includes salaries, employee benefits and incentive compensation of administrative and other nonbillable employees, as well as office rent, utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses. During 2000, our general and administrative costs will increase in connection with our expanded hiring efforts and costs associated with these new hires. In February 2000, we completed our acquisition of Vivid, resulting in approximately $63.3 million of goodwill, which will increase our goodwill amortization by $3.2 million per quarter over five years.

   We have experienced operating or net losses in nine of the twelve quarters in the period January 1, 1997 through December 31, 1999. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. We have incurred substantial costs to expand and integrate our operations and intend to continue to invest heavily in global expansion and integration efforts, as well as infrastructure development. As a result of the amortization of goodwill related to the acquisition of Vivid and these increased costs, we expect to incur net losses for the forseeable future.

   During 1999, 83.2% of our revenues was domestic, 16.8% was international. We anticipate that our domestic operations will experience declines in margins as we hire strategy and technology personnel in anticipation of new engagements and the further development of the CentrPort technology platform. We intend to increase hiring internationally to meet demand and provide full-service capabilities in each office. International revenues are expected to grow at a faster rate than domestic operations. International margins will continue to be lower than domestic margins due to competitive pricing, lower utilization rates, higher benefit costs and higher occupancy and infrastructure costs.

   In November 1999, we entered into an agreement with five employees to form CentrPort, LLC, a limited liability company focused on the development of intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. We own 50.5%, and the employees own 49.5%, of the common interests in CentrPort. In addition, we have contributed $1,500,000 under the agreement, in exchange for 100% of the preferred interests of CentrPort. We may contribute additional funds to CentrPort pursuant to the agreement. We have the option to purchase the common interests of the employees for a purchase price indexed to the value of our Class A common stock. We are managing the business and affairs of CentrPort and the operating results of CentrPort have been included in our consolidated financial statements from the date of its formation.

   In February 2000 we acquired Vivid, a privately held Internet engineering and information architecture specialist, for approximately $64 million in cash, Class A common stock and Vivid stock options converted to Modem Media stock options. We will account for the Vivid acquisition as a purchase and include its results with ours from the date of acquisition. We believe that Vivid strengthens us by:

  . meeting strong client demand for a greater depth of expertise and service offerings in systems architecture and web engineering, information architecture and design, and strategic consulting; and

  . combining our strength in guiding worldwide Me-business solutions for the Global 500 with Vivid's capabilities for assisting in the development of online ventures.

Vivid's engineering and information architecture capabilities, coupled with our customer-focused Me-business approach should enhance our ability to provide complete end-to-end solutions for our clients.

Results of Operations

   The following table sets forth certain items from our statements of operations as a percentage of total revenues for the periods indicated:

                                                  Year Ended December 31,
                                                  --------------------------
                                                   1999     1998      1997
                                                  -------  -------   -------
Revenues.........................................   100.0%   100.0%    100.0%
Cost of revenues.................................    44.6     54.6      47.2
                                                  -------  -------   -------
Gross margin.....................................    55.4     45.4      52.8
                                                  -------  -------   -------
Sales and marketing..............................     2.2      2.6       3.0
General and administrative.......................    40.1     46.4      47.6
Amortization of goodwill.........................     4.0      4.2       6.5
Operating losses of True North Units Held for
 Transfer........................................     --       --        8.6
                                                  -------  -------   -------
Operating (loss) income..........................     9.1     (7.8)    (12.9)
Interest (expense) income, net...................     2.7      0.1      (0.3)
(Benefit) provision for income taxes.............     7.7     (0.2)     (1.0)
                                                  -------  -------   -------
Net (loss) income................................     4.1%    (7.5)%   (12.2)%
                                                  =======  =======   =======

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Revenues increased by $31.5 million, or 74.0%, to $74.0 million for 1999 from $42.5 million for 1998. Revenues increased primarily as a result of increased services provided to existing clients, as well as the addition of new clients.

   Cost of Revenues and Gross Margin. Cost of revenues increased by $9.8 million, or 41.9%, to $33.0 million for 1999 from $23.2 million for 1998. Gross margin improved to 55.4% of consolidated revenues for 1999 from 45.4% for 1998. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to the growth of our existing client relationships, as well as the addition of new client relationships. The improvement in gross margin in 1999 compared to 1998 was primarily due to improved utilization and deployment of personnel to higher margin work.

   Sales and Marketing. Sales and marketing increased by $0.6 million, or 51.0%, to $1.7 million for 1999 from $1.1 million for 1998. Sales and marketing represented 2.2% of revenues for 1999 and 2.6% for 1998. The dollar increase in sales and marketing was primarily attributable to increased salaries, benefits and incentive compensation associated with an increase in headcount. The decrease in sales and marketing as a percentage of revenues was due primarily to a higher percentage growth rate in revenues.

   General and Administrative. General and administrative increased by $9.9 million, or 50.3%, to $29.7 million for 1999 from $19.8 million for 1998. General and administrative represented 40.1% of revenues for 1999 and 46.4% for 1998. The dollar increase in general and administrative was due primarily to increased occupancy and office support expenses, as well as increased salary, benefits and incentive compensation of administrative and other nonbillable employees, incurred in connection with increases in headcount. The decrease in office and general as a percentage of revenues was due primarily to a higher percentage growth rate in revenues.

   Amortization of Goodwill. Amortization of goodwill increased by $1.2 million, or 67.4%, to $3.0 million for 1999 from $1.8 million for 1998. The increase is primarily a result of payments of additional purchase price for the Modem Partnership by True North to the former owners of the Modem Partnership of $18.5 million in February 1999 and $3.3 million in May 1998, as well as our acquisitions in Japan and Germany during 1999 (see Note 2 of the notes to our consolidated financial statements).

   Operating Losses of True North Units Held for Transfer. We sold the non-strategic digital interactive marketing operations to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of our operating results for 1999.

   Interest Income (Expense), Net. The increase in interest income, net to $2.0 million for 1999 is principally attributable to interest income earned on investments purchased with the proceeds from our initial public offering.

   Income Taxes. We had a provision for income taxes of $5.7 million on pre-tax income of $8.7 million for 1999 compared to a benefit of $0.1 million on a pre-tax loss of $3.3 million for 1998. The effective income tax rate was 65.4% in 1999 compared to an effective income tax benefit rate of 3.1% in 1998. These rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we do not currently recognize tax benefits.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenues. Revenues increased $17.0 million, or 66.9%, to $42.5 million for 1998 from $25.5 million for 1997. Revenues increased $6.8 million, or 26.7%, due to the addition of the revenues of the strategic interactive marketing operations of Poppe Tyson as a result of the combination of those operations with ours (see Note 2 of the notes to our consolidated financial statements), and also as a result of increased services provided to existing clients and the addition of new clients.

   Cost of Revenues and Gross Margin. Cost of revenues increased by $11.2 million, or 93.0%, to $23.2 million for 1998 from $12.0 million for 1997. Gross margin was reduced to 45.4% of consolidated revenues for 1998 from 52.8% for 1997. The increase in cost of revenues was due to a company-wide increase in headcount from our combination with the strategic interactive marketing operations of Poppe Tyson, as well as recruiting efforts to manage our growth. The reduction in gross margin in 1998 compared to 1997 was primarily due to the integration of the strategic interactive marketing operations of Poppe Tyson into ours.

   Sales and Marketing. Sales and marketing increased $0.3 million, or 42.8%, to $1.1 million for 1998 from $0.8 million for 1997. Sales and marketing represented 2.6% of revenues for 1998 and 3.0% for 1997. The dollar increase in sales and marketing was primarily attributable to increased salaries, benefits and incentive compensation associated with an increase in headcount. The decrease in sales and marketing as a percentage of revenues is due primarily to a higher percentage growth rate in revenues.

   General and Administrative. General and administrative increased $7.7 million, or 63.0%, to $19.8 million for 1998 from $12.1 million for 1997. General and administrative represented 46.4% of revenues for 1998 and 47.6% for 1997. The dollar increase in general and administrative was primarily due to the addition of the office and general expenses of the strategic interactive marketing operations of Poppe Tyson, as well as increased occupancy, office support and personnel costs of administrative and other nonbillable employees incurred in connection with increases in headcount. The decrease in office and general as a percentage of revenues is due primarily to a higher percentage growth rate in revenues.

   Amortization of Goodwill. Amortization of goodwill increased by $0.1 million, or 6.1%, to $1.8 million for 1998 from $1.7 million for 1997, as a result of the payment of $3.3 million of additional purchase price for the Modem Partnership by True North in May 1998 (see Note 2 of the notes to our consolidated financial statements).

   Operating Losses of True North Units Held for Transfer. The operating losses of our non-strategic digital interactive marketing operations that we sold back to True North effective October 1, 1998 decreased to breakeven during the nine months ended September 30, 1998 (the period prior to their sale to True North) from operating losses of $2.2 million during 1997, principally due to the closure of one office and overhead reductions at other locations.

   Income Taxes. We had a benefit for income taxes of $0.1 million on a pre-tax loss of $3.3 million for 1998 as compared to a benefit for income taxes of $0.2 million on a pre-tax loss of $3.4 million for 1997. The effective income tax benefit rates were 3.1% for 1998 and 7.4% for 1997. These rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization, the tax effects of the non-strategic digital interactive marketing operations that we sold back to True North effective October 1, 1998, and, in 1998, losses of certain foreign subsidiaries on which we do not currently recognize tax benefits.

Factors Affecting Operating Results

   Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including the timing of new projects, material reductions, cancellations or completions of major projects, the loss of significant clients, the opening or closing of offices, our relative mix of business, changes in our pricing strategies or those of our competitors, employee utilization rates, changes in personnel and other factors that are outside of our control. In addition, we have experienced some variation in operating results throughout the year resulting in part from the Internet professional services spending patterns and business cycles of our clients. As a result, period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance.

   Our revenues have historically been higher during the second half of each year. During the first quarter of each year, we have historically experienced revenue declines from the fourth quarter of the preceding year as clients reestablish their annual budgets allocated to their Internet initiatives. Although we did not experience this variation in the first quarter of 1999, there can be no assurance that the variation will not return in future fiscal years.

Liquidity and Capital Resources

   We historically have financed our operations primarily from funds generated from operations, and proceeds from our initial public offering. Net cash provided by operating activities was $11.2 million, $6.3 million and $6.4 million for 1999, 1998 and 1997, respectively, including depreciation and goodwill amortization totaling $6.4 million, $3.6 million and $2.9 million during such years, respectively.

   Net cash used in investing activities was $31.8 million, $4.1 million and $1.2 million for 1999, 1998 and 1997, respectively. In 1999, using the proceeds of our initial public offering and cash generated from our operations, we invested $10.4 million in capital expenditures, $4.6 million to acquire our Japanese and German offices and $16.9 million in short-term investments. In 1998 and 1997, our cash used in investing activities were related to capital expenditures.

   Net cash provided by (used in) financing activities was $43.0 million, $(1.4) million and $(0.9) million, for 1999, 1998 and 1997, respectively. Our primary sources of cash flows from financing activities during 1999 were proceeds from the our initial public offering of $43.5 million and the exercise of employee stock options of $4.7 million.

   We used $10.2 million in cash in February 2000 in connection with the Vivid acquisition. Our short-term capital commitments include lease payments over the next twelve months aggregating approximately $4.8 million and the funding of certain international operations which are not expected to be self-sufficient in the near-term. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate growth, as well as the rate at which we choose to invest in new technologies. We have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand our operations. In conjunction with our acquisition in Japan during 1999, we are obligated to make payments to the former owners of the acquired entity of up to approximately $3.2 million if the entity's operating results exceed certain targeted levels annually through 2002. As a result of the entity meeting its 1999 targets, we will make a payment of approximately $0.3 million to its former owners during 2000.

   We believe that our cash on hand and short term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months. In order to accelerate the development of our business, we may need additional funds which we may seek through public or private financings or other sources. There can be no assurance that additional funds will be available or on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. If we are not able to raise additional capital, we may need to limit our expansion plans.


Recently Issued Accounting Pronouncements

   Derivative Instruments. In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not believe that the implementation of SFAS No. 133 will have a material impact on our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our consolidated financial statements are denominated in U.S. dollars. In 1999, we derived approximately 16.8% of our revenues from operations outside of the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening or weakening of the U.S. dollar against major foreign currencies could have an adverse impact on our results of operations. In general, we incur most of our costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. Currently, we do not hedge foreign currency transactions into U.S. dollars because management believes that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S.-dollar denominated results. However, as we continue to extend the depth and breadth of our foreign operations, management will, from time-to-time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Financial Statements commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to our executive officers and directors as of March 1, 2000.

   Name                      Age Position(s)
   ----                      --- ----------
   G. M. O'Connell.........   38 Chief Executive Officer and Chairman of the Board
   Robert C. Allen, II.....   32 President, Chief Operating Officer and Director
   Steven C. Roberts.......   38 Chief Financial Officer
   John Nardone............   35 President, International and Worldwide Director of Media
   Sloane Levy.............   35 Vice President, General Counsel and Corporate Secretary
   William Zierolf.........   41 Senior Vice President, Corporate Development
   Amy Nenner..............   45 Vice President, Human Resources
   Robert H. Beeby.........   68 Director
   Donald M. Elliman, Jr...   55 Director
   Terry D. Peigh..........   46 Director
   Don Peppers.............   49 Director
   Donald L. Seeley........   56 Director
   Joseph R. Zimmel........   46 Director

   G. M. O'Connell has served as our Chief Executive Officer and Chairman of our Board since November 1998. From October 1996 to November 1998, Mr. O'Connell was our President and Chief Operating Officer. From 1987 to October 1996, Mr. O'Connell was a Managing Partner of the Modem Partnership, which he co-founded in 1987. Mr. O'Connell is a director of the Direct Marketing Association. Mr. O'Connell has been a director of ours since 1996.

   Robert C. Allen, II has served as our President and Chief Operating Officer since November 1998. From October 1996 to November 1998, Mr. Allen was President of one of our divisions. From 1993 to October 1996, Mr. Allen served as a Managing Partner of the Modem Partnership. From 1989 to 1992, Mr. Allen was the Director of Business Development of the Modem Partnership. Mr. Allen has been a director of ours since 1996.

   Steven C. Roberts has served as our Chief Financial Officer since August 1998. From January 1997 to August 1998, Mr. Roberts served us in various capacities, most recently as our Vice President, Finance and International Operations. From 1990 to January 1997, Mr. Roberts held various management positions at a number of subsidiaries of United Technologies.

   John Nardone is currently our President, International and Worldwide Director of Media, a position that he has held since December 1998. From October 1995 to December 1998, he was our Vice President, Director of Media and Research. From September 1994 to October 1995 he held the title of Account Director with us.

   Sloane Levy is currently our Vice President, General Counsel and Corporate Secretary, a position she has held since May 1999. From April 1998 to May 1999, Ms. Levy was Director, Investor Relations of Witco Corporation, a specialty chemical corporation. From January 1996 through March 1998, she was Senior Attorney at Witco Corporation and from May 1994 through December 1995, she was Corporate Counsel for OSi Specialties, Inc., which was subsequently acquired by Witco Corporation. Prior to May 1994, Ms. Levy was associated with the law firms Arent Fox Kitner Plotkin & Kahn and Weil, Gotshal & Manges.

   William Zierolf was named as our Senior Vice President, Corporate Development in October 1999. From 1997 until his appointment with us, Mr. Zierolf was Vice President and General Manager of Aspect Development, Inc., a leading provider of enterprise wide component and supplier management systems, and President of ChipCenter.com, a company co-founded and partially owned by Aspect Development, Inc. From 1994 to 1997, Mr. Zierolf was Chief Executive Officer, President and Director of Teltech Resource Network, Inc.

   Amy Nenner was named as our Vice President, Human Resources in February 2000. From February 1994 until February 2000, Ms. Nenner was Vice President, Human Resources and Administration of Labatt USA. Prior to joining Labatt USA, Ms. Nenner held various positions in the human resources field including Vice President, Human Resources of Reed Exhibition Companies and Director, Human Resources of Book of the Month Club, Inc., a subsidiary of Time Warner, Inc.

   Robert H. Beeby is the retired President and Chief Executive Officer of Frito-Lay, Inc., a position he held from 1989 until his retirement in 1991. Between 1984 and 1988, Mr. Beeby was the President and Chief Executive Officer of Pepsi-Cola International. Prior to 1984, Mr. Beeby held a number of senior management positions with Wilson Sporting Goods Company, Pepsi-Cola International and Frito-Lay, Inc. He is a member of the board of directors of A.C. Nielsen Co., Columbia Energy Group and Church & Dwight Co. Mr. Beeby has been a director of ours since May 1999.

   Donald M. Elliman, Jr. has served as President of Ascent Sports Holdings, a sports and arena management firm, since January 2000. From 1995 to 1999, Mr. Elliman served as a director and an Executive Vice President of Time Inc. Mr. Elliman was the President of Sports Illustrated from September 1992 through January 1998 and held various senior sales and marketing and publishing positions with Time Inc. since 1967. Mr. Elliman has been a director of ours since November 1998.

   Terry D. Peigh is currently Executive Vice President, TN Services of True North, a position that he has held since April 1998. Prior to April 1998, Mr. Peigh held various positions with Foote, Cone and Belding, including acting as its Senior Vice President, Worldwide Account Director commencing in 1993. Mr. Peigh has been a director of ours since February 2000.

   Don Peppers is a founder and partner of the Peppers and Rogers Group, a customer relationship management and consulting company. Prior to establishing the Peppers and Rogers Group in 1993, he was the Chief Executive Officer of Perkins/Butler Direct Marketing, a direct-market advertising agency. Mr. Peppers is a member of the board of directors of DoubleClick Inc. and Electric SchoolHouse and is a member of the Advisory Board of Internet Capital Group, Netcentives Inc., E.piphany, Chordiant Software Inc. and BroadVision, Inc. Mr. Peppers has been a director of ours since May 1999.

   Donald L. Seeley retired as Executive Vice President, Chief Financial Officer of True North in March 2000, a position he had held since June 1997. Currently, Mr. Seeley is a part-time employee and director of True North. Mr. Seeley was the Vice Chairman of True North from May 1999 to March 15, 2000. From 1993 through June 1997, Mr. Seeley was Chief Executive Officer of The Alexander Consulting Group. Mr. Seeley has been a director of ours since November 1998.

   Joseph R. Zimmel has served as a managing director and head of the Communications, Media & Entertainment Group for the Americas in the Investment Banking Division at Goldman, Sachs & Co. since 1992. From 1988 to 1992, Mr. Zimmel served as a managing director in the firm's Mergers and Acquisitions Department. He is a member of the board of directors of the Student/Sponsor Partnership in New York. Mr. Zimmel has been a director of ours since May 1999.

   Messrs. O'Connell and Allen were elected to our board of directors pursuant to an agreement with True North entered into in connection with our formation in December 1996. In 1996, True North agreed to cause each of Messrs. O'Connell and Allen to be elected to our board of directors as long as each serves us as an executive officer and until their collective ownership of our Class A common stock falls below 45% of the aggregate number of shares held by them on December 31, 1996. Each of our officers serves at the discretion of our board of directors.

   Messrs. Beeby, Peppers and Zimmel were elected to our board of directors under an agreement dated as of May 4, 1999, by and among us, True North, G.M. O'Connell and Robert C. Allen, II.

   There are no family relationships among any of our directors or officers.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth information concerning the compensation received, for each of the last two years, for services rendered to us by our current Chief Executive Officer and each of our other most highly-compensated executive officers during the year ended December 31, 1999 whose total compensation in 1999 equaled or exceeded $100,000.

                          Summary Compensation Table

                                                                    Long-Term
                                                   Annual          Compensation
                                                Compensation          Awards
                                              -----------------    ------------
                                                                    Securities
                                                                    Underlying
      Name and Principal Positions       Year  Salary   Bonus        Options
      ----------------------------       ---- -------- --------    ------------
G. M. O'Connell......................... 1999 $300,000 $150,000          --
 Chief Executive Officer                 1998  300,000   90,000      285,000
Robert C. Allen, II..................... 1999  300,000  150,000          --
 President and Chief Operating Officer   1998  300,000   90,000      285,000
Steven C. Roberts....................... 1999  184,000  120,000      200,000
 Chief Financial Officer                 1998  175,000   85,000      120,908
Sloane Levy(1).......................... 1999  106,000   40,000       60,000
 VP, General Counsel and Corporate
  Secretary                              1998      --       --           --
William Zierolf(2)...................... 1999   41,000   66,000(3)   500,000
 Senior Vice President, Corporate
  Development                            1998      --       --           --

--------
(1) Ms. Levy commenced employment with us as Vice President and General Counsel in May 1999.
(2) Mr. Zierolf commenced employment with us as Senior Vice President, Corporate Development in October 1999.
(3) The amount shown includes a signing bonus of $50,000 paid to Mr. Zierolf upon his employment with us.

   The following table sets forth information as to options granted to our executive officers during 1999.

                       Option/SAR Grants in Fiscal 1999

                                                                          Potential Realizable
                                                                            Value at Assumed
                                                                          Annual Rate of Stock
                                                                            Appreciation for
                                                                             Option Term(3)
                                                                         ----------------------
                                         Percent of
                          Number of        Total
                          Securities    Options/SARs Exercise
                          Underlying     Granted to   Price
                         Options/SARs   Employees in    Per   Expiration
Name                      Granted(1) (#)Fiscal Year  Share(2)    Date        5%         10%
----                     ------------   ------------ -------- ---------- ---------- -----------
G. M. O'Connell.........       --           0.00%     $  --         --   $      --  $       --
Robert C. Allen, II.....       --           0.00%        --         --          --          --
Steven C. Roberts.......   200,000          7.03%       9.78    7/28/09   1,230,275   3,117,759
Sloane Levy.............    20,000          0.70%      13.38    5/17/09     168,229     426,326
                            40,000          1.41%      29.81    12/6/09     749,957   1,900,538
William Zierolf.........   500,000         17.57%      21.41   10/18/09   6,730,745  17,057,029

--------
(1) Except as indicated below, the options vest as to one-third of the underlying common stock on the first anniversary of the date of grant and as to an additional one-third on each anniversary thereafter. With regard to options to purchase 20,000 shares of Class A common stock granted to Ms. Levy, 20% of the options vest on the date of grant and an additional 20% vest on each anniversary of the grant date thereafter. With regard to options to purchase 200,000 shares of Class A common stock granted to Mr. Zierolf, the options vest upon the sixth anniversary of the grant date, subject to acceleration upon attainment of certain performance targets.
(2) Options were granted at an exercise price equal to 100% of the fair market value of our Class A common stock on the date of grant, as determined by our board of directors.
(3) These columns show the hypothetical gains or option spreads of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the full ten-year term of the options. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.

   The following table sets forth information with respect to option exercises by each of our executive officers during 1999 as well as unexercised options held by such officers as of December 31, 1999.

Aggregate Stock Option/SAR Exercises in Fiscal 1999 and Fiscal Year-End Values

                                                      Number of Securities
                                                     Underlying Unexercised   Value of Unexercised In-
                         Shares Acquired   Value       Options/SARs as of     the-Money Options/SARs as
                         on Exercise (#)  Realized      December 31, 1999       of December 31, 1999(1)
                         --------------- ---------- ------------------------- -------------------------
          Name                                      Exercisable Unexercisable Exercisable Unexercisable
          ----                                      ----------- ------------- ----------- -------------
G. M. O'Connell.........         --      $      --    159,600      201,400    $4,722,051   $5,965,972
Robert C. Allen, II.....     100,000      2,912,472    59,600      201,400     1,767,885    5,965,972
Steven C. Roberts.......      58,898      1,701,053    19,000      292,238       563,588    7,807,922
Sloane Levy.............       4,000         85,500       --        56,000           --       564,000
William Zierolf.........         --             --        --       500,000           --     6,891,250

--------
(1) Calculated by determining the difference between the exercise price and the deemed fair market value of the securities underlying the options at December 31, 1999.

Employment Agreements

   In December 1996, we entered into a five-year employment agreement with each of Messrs. O'Connell and Allen providing for an initial annual base salary of $300,000, subject to increases at the discretion of our board of directors. Each of Messrs. O'Connell and Allen currently receive base salaries of $300,000. Pursuant to the employment agreements, if we terminate such executive's employment without cause, the executive is entitled to receive severance benefits equal to salary plus profit sharing for a period equal to the lesser of three years after such termination or the time remaining in the initial term of employment. Pursuant to letter agreements between us and each of Mr. O'Connell and Mr. Allen, each of their stock options granted prior to January 2000 will be accelerated by one year upon (1) termination of each person's employment by him for good reason within 18 months after a change of control or (2) upon termination of his employment by us without cause within 18 months after a change of control. In addition, if the effective date of such termination is six months or less from the next vesting date, an additional prorated number of options will vest. Each of Messrs. O'Connell and Allen has also agreed to certain confidentiality, noncompetition and nonsolicitation provisions.

   In December 1996, we entered into an employment agreement with Mr. Roberts providing for an annual base salary of $150,000. Mr. Roberts currently receives a base salary of $200,000. Pursuant to a letter agreement, if we, or a successor, terminate Mr. Roberts' employment without cause or if Mr. Roberts terminates his employment with good reason, he is entitled to receive severance benefits equal to one year's salary plus any applicable bonuses. Upon a change of control, the vesting of Mr. Roberts' stock options granted prior to January 2000 will be accelerated by one year. If Mr. Roberts' employment is terminated by us without cause or by him for good reason within 18 months following a change of control, the vesting of these options will be accelerated by an additional one year period. If the effective date of such termination is six months or less from the next vesting date, an additional prorated number of options will vest. In addition, Mr. Roberts has agreed to certain confidentiality, noncompetition and nonsolicitation provisions.

   In April 1999, we entered into an employment agreement with Ms. Levy for an initial base salary of $170,000. Pursuant to the employment agreement, if we terminate Ms. Levy's employment without cause, she is entitled to receive severance benefits equal to one year of base salary plus any other payments to which she may be entitled to at that time. Pursuant to a letter agreement between us and Ms. Levy, Ms. Levy's stock options granted on May 17, 1999 shall be accelerated by one year and the options granted to Ms. Levy on December 6, 1999 shall be fully accelerated upon (1) termination of her employment by her for good reason within 18 months after a change of control or (2) upon termination of her employment by us without cause within 18 months after a change of control. In addition, if the effective date of such termination is six months or less from the next vesting date, an additional prorated number of options will vest. Ms. Levy has also agreed to certain confidentiality, noncompetition and nonsolicitation provisions.

   In October 1999, we entered into an employment agreement with Mr. Zierolf providing for an initial base salary of $200,000 and a one-time signing bonus of $50,000. Pursuant to the employment agreement, if Mr. Zierolf is terminated without cause within 18 months following a change of control, the vesting of options granted to him will be accelerated by one year. Mr. Zierolf has also agreed to certain confidentiality and nonsolicitation provisions.

Stock Plans

   The following is a description of our stock-based compensation plans in which any of our executive officers may participate.

 1999 Stock Incentive Plan

   In December 1999, we adopted the Modem Media . Poppe Tyson, Inc. 1999 Stock Incentive Plan, pursuant to which a total of 3,000,000 shares of Class A common stock have been reserved for issuance in order to attract, retain and provide additional incentive to highly qualified employees, directors and consultants. Under the 1999 Stock Incentive Plan, we may grant stock options (including incentive stock options and nonqualified options), stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to our employees, directors and consultants. The 1999 Stock Incentive Plan is administered by our board of directors or a Compensation Committee consisting of two or more outside directors. Our board of directors or Compensation Committee interprets and construes provisions of the 1999 Stock Incentive Plan, adopts rules for administering the plan and determines grants of equity awards under the plan. As of March 1, 2000, only awards in the form of stock options have been granted under the 1999 Stock Incentive Plan, relating to a total of 203,000 shares. Under the terms of the 1999 Stock Incentive Plan, if in one year following our change of control, a participant's employment is terminated involuntarily by us other than for cause, then each outstanding option will automatically vest and become fully exercisable.

 1997 Stock Option Plan

   In 1997, we established the Modem Media . Poppe Tyson, Inc. 1997 Stock Option Plan pursuant to which a total of 6,080,000 shares of Class A common stock have been reserved for issuance to provide additional incentive to our employees, officers, directors and consultants. Pursuant to the 1997 Stock Option Plan, we may grant stock options (including incentive stock options and nonqualified options) and stock purchase rights to our employees, officers, directors and consultants. Our board of directors or Compensation Committee interprets and construes provisions of the 1997 Stock Option Plan, adopts rules for administering the plan and determines grants of equity awards under the plan. As of March 1, 2000, options to purchase an aggregate of 6,728,258 shares of Class A common stock had been granted under the 1997 Stock Option Plan. In connection with our transfer to True North of the non-strategic digital interactive marketing operations originally contributed by True North to us, True North has agreed to satisfy options to purchase up to an aggregate of 579,032 shares of Class A common stock held under the 1997 Stock Option Plan by employees of True North and its affiliates, including Poppe Tyson. Accordingly, upon exercise of such options, the exercise price will be paid to True North and True North will surrender an equivalent number of shares of our common stock to us. As of March 1, 2000, options to purchase 223,060 shares of Class A common stock remain outstanding to be satisfied by True North. Under the terms of the options granted to date under the 1997 Stock Option Plan, if we are acquired or merge with another entity or transfer all or substantially all of our assets, then each outstanding option will automatically vest and become fully exercisable unless the successor entity assumes such option or stock purchase right or replaces it with a comparable option or right.

 Modem Media Advertising Limited Partnership 1996 Option Plan

   In 1996, the Modem Partnership established the Modem Media Advertising Limited Partnership 1996 Option Plan pursuant to which units ("Units") representing assignments of beneficial ownership of the Modem Partnership were reserved for issuance to provide additional incentives to the Modem Partnership's key employees, consultants, officers and directors. The Modem Partnership ceased to have its own separate existence prior to our initial public offering in February 1999, and the terms and the conditions of the 1996 Option Plan were assumed by us. Pursuant to the terms of the 1996 Option Plan, Units acquired under the plan were converted into shares of Class A common stock, and options to acquire Units were converted into options to acquire our Class A common stock. The 1996 Option Plan is administered by our board of directors and the Compensation Committee of the board of directors. As of March 1, 2000, options to purchase an aggregate of 690,492 shares of our Class A common stock had been granted under the 1996 Option Plan. Upon the date of grant, each option was fully vested. For the ninety-day period following an option holder's termination of employment, we have the right to repurchase all options held by the option holder under the 1996 Option Plan at a price equal to the fair market value of the options as of the date of notice of repurchase. As of March 1, 2000, all available options had been granted under the 1996 Option Plan, and there will be no further grants under this plan.

 Stock Purchase Plan

   Our 1999 Employee Stock Purchase Plan was adopted by our board of directors in February 1999. A total of 1,900,000 shares of our Class A common stock have been reserved for sale. The Purchase Plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code, provides for consecutive, overlapping 24-month offering periods. Each offering period contains four six-month purchase periods. Offering periods begin on the first trading day on or after February 15 and August 15 of every year and terminate 24 months later. Employees are eligible to participate if they are employed by us or a subsidiary of ours designated by the board of directors for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase our Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, subject to certain limitations.

   Each participant is granted an option to purchase stock on the first day of the six-month purchase period and such option will be automatically exercised on the last date of each purchase period. The purchase price of each share of our Class A common stock under the Purchase Plan is equal to 85% of the lesser of the fair market value per share of our Class A common stock on the start date of that offering period or on the date of the purchase. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically on termination of employment with us.

Director Compensation

   Our directors who are not also our employees, or employees or directors of True North, receive options to acquire 17,500 shares of Class A common stock when they join the board of directors. In addition, such outside directors receive options to acquire 5,000 shares of Class A common stock for each year of service at the time of his or her re-election. Also, each such outside director is paid $1,000 for each board or committee meeting.

Committees of the Board of Directors

   We have established an Audit Committee composed of two directors, currently Messrs. Zimmel and Beeby. No member of our Audit Committee is an employee of ours or of True North or a director of True North. The

Audit Committee reports to our board of directors regarding the appointment of our independent public accountants, the scope and fees of prospective annual audits and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our internal accounting controls.

Compensation Committee Interlocks and Insider Participation

   Our board of directors has established a Compensation Committee comprised of independent directors that makes determinations regarding the compensation of our executive officers. The current members of the Compensation Committee are Messrs. Peppers and Beeby. Before the board of directors established the Compensation Committee, the compensation of our executive officers was determined by our directors who were not also our officers. No interlocking relationship exists between our board of directors and the board of directors or Compensation Committee of any other company, nor has any such interlocking relationship existed in the past.

Limitation of Liability and Indemnification Matters

   Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. The Delaware General Corporation Law provides that a corporation's certificate of incorporation may contain a provision eliminating or limiting the personal liability of a director for monetary damages for breach of his or her fiduciary duties as a director, except for liability for:

  .  any breach of the duty of loyalty to us or our stockholders;

  . acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

  . unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

  . any transaction from which the director derives an improper personal benefit.

   Our bylaws provide that we shall indemnify our directors and officers and may indemnify our employees and agents to the fullest extent permitted by Delaware law.

   We have entered into agreements to indemnify certain of our directors and officers in addition to the indemnification provided for in our certificate of incorporation and bylaws. Under these agreements, we are obligated to indemnify our directors and officers for expenses, attorneys' fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding arising out of such person's services as a director or officer of ours, any subsidiary of ours or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified individuals to serve as our directors and officers.

   At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of ours where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2000 for:

  . each person or entity who is known by us to beneficially own five percent or more of the outstanding shares of either class of our common stock;

  .  each director;

  .  each executive officer; and

  .  all directors and executive officers of Modem Media as a group.

                                  Class A           Class B         Common
                                Common Stock      Common Stock      Stock
                           ---------------------- ------------ ----------------
                              Shares     Percent     Shares
                           Beneficially    of     Beneficially Percent of Total
Name                        Owned (1)   Ownership  Owned (1)     Voting Power
----                       ------------ --------- ------------ ----------------
True North Communications
 Inc......................        --       --      11,109,696        81.1%
 101 East Erie Street
 Chicago, Illinois 60611
 (2)
Provident Investment
 Counsel, Inc.............    795,700      6.2%           --          1.2%
 300 North Lake Avenue
 Pasadena, California
 91101 (3)
GEOCapital LLC............  1,461,800     11.3%           --          2.1%
 767 Fifth Avenue, 45th
 Floor
 New York, NY 10153-4590
 (4)
Gerald M. O'Connell (5)...  2,254,346     17.2%           --          3.3%
Douglas C. Ahlers (6).....  2,110,748     16.2%           --          3.1%
Robert C. Allen, II (7)...    626,978      4.8%           --            *
Robert H. Beeby (8)(9)....     37,000        *            --            *
Donald M. Elliman, Jr.
 (10).....................        --       --      11,109,696        81.1%
Sloane Levy...............        644        *            --            *
Terry D. Peigh (11).......        --       --      11,109,696        81.1%
Don Peppers (9)...........     47,000        *            --            *
Steven C. Roberts (12)....     37,152        *            --            *
Donald L. Seeley (13).....      1,000        *     11,109,696        81.1%
William Zierolf...........        --       --             --          --
Joseph R. Zimmel (9)......     35,000        *            --            *
All directors and
 executive officers as a
 group (thirteen persons)
 (14)(15).................  3,213,962     23.8%    11,109,696        85.1%

--------
 * Less than one percent.
 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Class A common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 1, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
 (2) Includes shares of Class B common stock held by various wholly-owned subsidiaries of True North.

 (3) Provident Investment Counsel, Inc. ("Provident") and Robert M. Kommerstad, a shareholder of a predecessor business of Provident, filed a statement with the Commission on Schedule 13G/A under the Securities Exchange Act of 1934, as amended, disclosing beneficial ownership of greater than 5% of the Modem Media Class A common stock (795,700 shares). According to the statement, Provident's beneficial ownership of the Class A common stock is direct as a result of Provident's discretionary authority to buy, sell and vote shares of such common stock for its investment advisory clients. Mr. Kommerstad no longer has beneficial ownership of any of the Class A common stock and is no longer a reporting person.
 (4)  GEOCapital LLC ("GEOCapital") filed a statement with the Commission on
      Schedule 13G under the Securities Exchange Act of 1934, as amended, disclosing beneficial ownership of greater than 5% of the Modem Media Class A common stock (1,461,800 shares). According to the statement, GEOCapital has sole dispositive power for 1,461,800 shares.
 (5) Includes 174,800 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 2000.
 (6) Includes 60,800 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 2000.
 (7) Includes 74,800 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 2000.
 (8) Includes 2,000 shares of Class A common stock beneficially owned by Mr. Beeby's wife.
 (9) Includes 35,000 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 2000.
(10) Includes 11,109,696 shares of Class B common stock beneficially owned by True North and its wholly-owned subsidiaries. Mr. Elliman, who is a director of True North, disclaims beneficial ownership of such shares.
(11) Includes 11,109,696 shares of Class B common stock beneficially owned by True North and its wholly-owned subsidiaries. Mr. Peigh, who is an Executive Vice President of True North, disclaims beneficial ownership of such shares.
(12) Includes 34,028 shares of Class A common stock subject to options which are exercisable within 60 days of March 1, 2000.
(13) Includes 11,109,696 shares of Class B common stock beneficially owned by True North and its wholly-owned subsidiaries. Mr. Seeley, who is a part-time employee and director of True North, disclaims beneficial ownership of such shares.
(14) Includes an aggregate of 560,346 shares of Class A common stock subject to options held by directors and executive officers of Modem Media, which are exercisable within 60 days of March 1, 2000.
(15) The address of each of the individuals listed, with the exception of Mr. Ahlers, is c/o Modem Media . Poppe Tyson, Inc., 230 East Avenue, Norwalk, Connecticut 06855. Mr. Ahlers' address is 1942 Pacific Avenue, San Francisco, CA 94109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Zimmel is a managing director of Goldman, Sachs & Co. This firm provided us with investment banking services during 1999 and is expected to provide us with similar services during 2000.

   Currently, two of our eight directors are also employees of True North, and are compensated by True North in connection with their employment by True North. In addition, one of these directors and one of our other directors are also directors of True North and were elected to our board of directors by True North. These directors may have conflicts of interest in addressing business opportunities and strategies in circumstances where our and True North's interests differ.

   In the normal course of business, we and True North have, from time to time, entered into various business transactions and agreements, and we may enter into additional transactions in the future. These transactions include
(1) an administrative services agreement whereby True North provides us with administrative functions and other services including tax preparation, insurance and treasury consulting; (2) intercompany credit agreements, including a $3 million revolving credit facility (due to expire in February 2001 or upon 60 days' advance notice if True North's voting control falls below 50% of total voting power) at an interest rate equal to True North's cost of borrowing plus two percent, under which there are currently no outstanding borrowings; (3) a sublease with Bozell, for office space in New York City; and (4) a tax matters agreement whereby we and True North have entered into an agreement to provide for certain unitary state tax-sharing arrangements.

   We believe that each of these transactions was made on terms no less favorable than those that we could have obtained from unaffiliated third parties. All future transactions, including loans, between us and our officers, directors, principal stockholders or our affiliates will be approved by a majority of our board of directors, including a majority of our independent and disinterested directors, and will be on terms equivalent to those that we could obtain from unaffiliated third parties.

Stockholders Agreement with True North, Mr. O'Connell and Mr. Allen

   In May 1999, we, True North, G. M. O'Connell and Robert C. Allen, II entered into a stockholders agreement. Under this agreement True North agreed to convert all of its shares of our Class B common stock into shares of our Class A common stock when it no longer owns 35% of the total outstanding shares of our capital stock.

   In connection with expanding our board of directors from five to eight directors, we and the other parties to the stockholders agreement agreed that until True North no longer owns at least 10% of our outstanding capital stock, such parties would take all actions necessary in order to cause the election of at least one director designated by True North to our board of directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report on Form 10-K:

   1. Financial Statements

     Modem Media . Poppe Tyson, Inc. and Subsidiaries
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

     Poppe Tyson Strategic Interactive Marketing Operations
     Report of Independent Public Accountants
     Balance Sheet as of December 31, 1997
     Statement of Operations for the year ended December 31, 1997
     Statement of Changes in Equity (Deficit) for the year ended December
     31, 1997
     Statement of Cash Flows for the year ended December 31, 1997
     Notes to Financial Statements

   2. Financial Statement Schedules

   All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

   3. Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------

  3.1(a) Amended and Restated Certificate of Incorporation of the
         Registrant (1)

  3.1(b) Certificate of Amendment to the Amended and Restated Certificate of
         Incorporation of the Registrant

  3.2    Amended and Restated Bylaws of Registrant

  4.1    Form of Registrant's Class A common stock certificate (1)

  4.2 Stockholders Agreement dated as of May 4, 1999 by and among the Registrant, True North Communications, Inc., Gerald M. O'Connell and
         Robert C. Allen, II (2)

  4.3 Registration Rights Agreement dated August 1, 1999 by and between certain Class A Common Stock Holders, Class B Common Stock Holders and the Registrant (3)

  4.4    Warrant Agreement effective August 9, 1999 by and between Modem Media.
         Poppe Tyson, Inc. and General Electric Capital Corporation (3)

  4.5 Form of Warrant Exercise Agreement dated as of December 17, 1999 among the Registrant, Vivid Holdings, Inc. and certain holders of warrants to purchase shares of common stock of Vivid Holdings, Inc.

  4.6 Form of Note Exchange Agreement dated as of December 17, 1999 among the Registrant, Vivid Holdings, Inc. and certain holders of promissory notes issued by Vivid Holdings, Inc.

  4.7    Provisions of Stock Purchase Agreement among Vivid Holdings, Inc.,
         Vivid Publishing, Inc., Computer Associates International, Inc. and the Registrant dated as of December 17, 1999 relating to registration rights (included in Exhibit 10.12) (6)

 10.1(a) 1997 Stock Option Plan, as amended (1)

 10.1(b) 1999 Employee Stock Purchase Plan (1)

 10.1(c) Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment (2)

 10.1(d) 1999 Stock Incentive Plan (4)

 10.1(e) Vivid Holdings, Inc. 1999 Stock Incentive Plan (5)

 10.2(a) Amended and Restated Employment Agreement between the Registrant and
         Gerald M. O'Connell, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (1)

 10.2(b) Amended and Restated Employment Agreement between the Registrant and
         Robert C. Allen, II, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (1)

 10.2(c) Letter Agreement between Registrant and Steven C. Roberts dated
         December 2, 1996 (1)

 10.2(d) Letter Agreement dated January 31, 2000 between the Registrant and
         Gerald M. O'Connell

 10.2(e) Letter Agreement dated January 31, 2000 between the Registrant and
         Robert C. Allen, II

 10.2(f) Letter Agreement dated December 15, 1999 between the Registrant and
         Steven C. Roberts

 10.2(g) Amendment dated January 31, 2000 to Letter Agreement dated December
         15, 1999 between the Registrant and Steven C. Roberts

 10.2(h) Letter Agreement dated April 19, 1999 from the Registrant to Sloane
         Levy

 10.2(i) Letter Agreement dated January 31, 2000 between the Registrant and
         Sloane Levy

 10.2(j) Letter Agreement dated October 18, 1999 between the Registrant and
         William Zierolf

 Exhibit
   No.                                 Description
 -------                               -----------

 10.3(a) Covenant Not to Compete or Solicit Business between Registrant and
         Gerald M. O'Connell, dated as of December 31, 1996 (1)

 10.3(b) Covenant Not to Compete or Solicit Business between Registrant and
         Douglas C. Ahlers, dated as of December 31, 1996 (1)

 10.3(c) Covenant Not to Compete or Solicit Business between Registrant and
         Robert C. Allen, II, dated as of December 31, 1996 (1)

 10.3(d) Noncompetition, Confidentiality and Proprietary Rights Agreement between Steven C. Roberts and the Registrant (1)

 10.4    Douglas C. Ahlers Resignation Letter dated April 30, 1999 (3)

 10.5    Form of Indemnification Agreement (1)

 10.6    Sublease Agreement between the Registrant and Bozell, Jacobs, Kenyon &
         Eckhardt, Inc., dated August 1, 1998 (1)

 10.7    Form of Administrative Services Agreement between Registrant and True
         North Communications Inc. (1)

 10.8    Form of Intercompany Credit Agreement between the Registrant and True
         North Communications Inc. (1)

 10.9    Form of Affiliate Agreement by and between the Registrant and Modem
         Media. Poppe Tyson do Brasil Ltda. (1)

 10.10   Intercompany Demand Note dated November 24, 1998 issued by True North
         Communications Inc. to the Registrant (1)

 10.11 Agreement and Plan of Merger dated as of December 17, 1999 among the Registrant, Modem Media. Poppe Tyson Merger Corp., Vivid Holdings,
         Inc., Vivid Publishing, Inc. and the stockholders of Vivid Holdings,
         Inc. (6)

 10.12   Stock Purchase Agreement among Vivid Holdings, Inc., Vivid Publishing,
         Inc., Computer Associates International, Inc. and the Registrant dated as of December 17, 1999 (6)

 10.13 Form of Asset Purchase Agreement by and between the Registrant and True North Communications Inc. dated February 2, 1999 (1)

 10.14 Form of Asset Purchase Agreement by and between the Registrant and R/GA Media Group, Inc. dated February 2, 1999 (1)

 10.15   Form of Agreement and Plan of Merger Among True North Communications
         Inc., PT Controlled, Inc., the Registrant and each of Douglas C.
         Ahlers, Robert C. Allen, II, Gerald M. O'Connell and Kraft
         Enterprises, Ltd. dated February 2, 1999 (1)

 10.16   Share Transfer Agreement dated October 4, 1999 of Mcx MULTIMEDIA
         EXPERTS GmbH by Modem Media Germany Holding Company GmbH, a wholly-owned subsidiary of the Registrant (3)

 10.17   Master Services Agreement dated July 15, 1999 between and among
         General Electric Corporation and the Registrant (3)

 21.1    List of subsidiaries

 27      Financial Data Schedule
--------

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-68057).
 (2)     Incorporated by reference to the Registrant's Quarterly Report on Form
         10-Q for the period ended June 30, 1999.

 Exhibit
   No.                                 Description
 -------                               -----------

 (3)     Incorporated by reference to the Registrant's Quarterly Report on Form
         10-Q for the period ended September 30, 1999.

 (4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-96483).

 (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-30096).

 (6)     Incorporated by reference to the Registrant's Current Report on Form
         8-K filed on February 25, 2000, as amended.

 + Modem Media was granted confidential treatment by the Commission for portions of this document.

    (b)  Reports on Form 8-K

   Modem Media filed a Form 8-K, dated December 20, 1999, reporting in Item 5 Modem Media's definitive agreement to acquire vivid studios.

    (c)  The Exhibits filed with this report are listed in response to Item
14(a)3.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 15th day of March, 2000.

                                          Modem Media . Poppe Tyson, Inc.

                                          By:     /s/ Gerald M. O'Connell
                                             ----------------------------------
                                                    Gerald M. O'Connell
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald M. O'Connell, Robert C. Allen, II, Steven C. Roberts, and Sloane Levy acting severally, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                              Title                   Date
                 ---------                              -----                   ----

        /s/ Gerald M. O'Connell             Chief Executive Officer and    March 15, 2000
___________________________________________ Director (Principal Executive
            Gerald M. O'Connell             Officer)

         /s/ Steven C. Roberts              Chief Financial Officer        March 15, 2000
___________________________________________ (Principal Financial and
             Steven C. Roberts              Accounting Officer)

        /s/ Robert C. Allen, II             Director                       March 15, 2000
___________________________________________
            Robert C. Allen, II

          /s/ Robert H. Beeby               Director                       March 15, 2000
___________________________________________
              Robert H. Beeby


                 Signature                            Title                  Date
                 ---------                            -----                  ----

      /s/ Donald M. Elliman, Jr.            Director                    March 15, 2000
___________________________________________
          Donald M. Elliman, Jr.

          /s/ Terry D. Peigh                Director                    March 15, 2000
___________________________________________
              Terry D. Peigh

            /s/ Don Peppers                 Director                    March 15, 2000
___________________________________________
                Don Peppers

         /s/ Donald L. Seeley               Director                    March 15, 2000
___________________________________________
             Donald L. Seeley

         /s/ Joseph R. Zimmel               Director                    March 15, 2000
___________________________________________
             Joseph R. Zimmel


                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Modem Media . Poppe Tyson, Inc. and Subsidiaries
  Report of Independent Public Accountants................................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998............  F-3
  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998 and 1997....................................................  F-4
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
   1999, 1998 and 1997....................................................  F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
Poppe Tyson Strategic Interactive Marketing Operations
  Report of Independent Public Accountants................................ F-25
  Balance Sheet as of December 31, 1997................................... F-26
  Statement of Operations for the year ended December 31, 1997............ F-27
  Statement of Changes in Equity (Deficit) for the year ended December 31,
   1997................................................................... F-28
  Statement of Cash Flows for the year ended December 31, 1997............ F-29
  Notes to Financial Statements........................................... F-30

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Modem Media . Poppe Tyson, Inc.:

   We have audited the accompanying consolidated balance sheets of Modem Media . Poppe Tyson, Inc. (a Delaware corporation) and subsidiaries as of December
31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modem Media . Poppe Tyson, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Stamford, Connecticut
February 4, 2000

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                      ASSETS                        ------------  ------------
Current assets:
 Cash and cash equivalents......................... $ 30,265,000  $  7,824,000
 Short-term investments............................   16,859,000           --
 Accounts receivable, net of bad debt reserve of
  $1,151,000 and $968,000, respectively............   18,090,000    13,619,000
 Unbilled revenues.................................    2,066,000     1,261,000
 Unbilled charges..................................      642,000       640,000
 Deferred income taxes.............................    1,004,000       484,000
 Prepaid expenses and other current assets.........    2,325,000     1,139,000
 True North note receivable........................          --      4,500,000
                                                    ------------  ------------
   Total current assets............................   71,251,000    29,467,000
Property and equipment:
 Leasehold improvements............................    3,769,000     1,074,000
 Computers and software............................   11,158,000     6,731,000
 Furniture and other...............................    4,969,000     2,156,000
                                                    ------------  ------------
   Total property and equipment....................   19,896,000     9,961,000
 Less: accumulated depreciation and amortization...   (5,704,000)   (3,135,000)
                                                    ------------  ------------
   Total property and equipment, net...............   14,192,000     6,826,000
Other assets:
 Goodwill, net of accumulated amortization of
  $6,391,000 and $3,433,000, respectively..........   55,742,000    33,139,000
 Deferred income taxes.............................      602,000       229,000
 Other assets......................................    3,945,000     1,625,000
                                                    ------------  ------------
   Total other assets..............................   60,289,000    34,993,000
                                                    ------------  ------------
   Total assets.................................... $145,732,000  $ 71,286,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................. $  5,346,000  $  4,522,000
 Pre-billed media..................................    6,639,000     6,914,000
 Advance billings..................................    2,736,000     2,164,000
 Deferred revenues.................................    4,125,000     5,484,000
 Due to True North.................................          --      1,797,000
 Note payable to True North........................          --      6,000,000
 Accrued expenses and other current liabilities....   14,718,000     8,503,000
                                                    ------------  ------------
   Total current liabilities.......................   33,564,000    35,384,000
Noncurrent liabilities:
 Capital lease obligations, less current portion...      471,000       323,000
 Other liabilities.................................      221,000        19,000
Commitments and contingencies (see Note 9).........
Stockholders' equity:
 Common stock, Class A, $.001 par value--
  44,909,539 shares authorized, 12,115,970 and
  4,848,270 issued.................................       12,000         5,000
 Common stock, Class B, $.001 par value--
  11,116,326 and 11,297,248 shares authorized,
  issued and outstanding, respectively.............       11,000        11,000
 Preferred stock, $.001 par value--5,000,000
  shares authorized, none issued and outstanding...          --            --
 Paid-in capital...................................  121,151,000    47,211,000
 Accumulated deficit...............................   (8,604,000)  (11,621,000)
 Treasury stock, 184,834 shares of Class A common
  stock, at cost...................................   (1,118,000)          --
 Accumulated other comprehensive income............       24,000       (46,000)
                                                    ------------  ------------
   Total stockholders' equity......................  111,476,000    35,560,000
                                                    ------------  ------------
   Total liabilities and stockholders' equity...... $145,732,000  $ 71,286,000
                                                    ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------- -----------  -----------
Revenues................................. $74,036,000 $42,544,000  $25,497,000
Cost of revenues.........................  32,991,000  23,249,000   12,045,000
                                          ----------- -----------  -----------
Gross margin.............................  41,045,000  19,295,000   13,452,000
                                          ----------- -----------  -----------
Operating expenses:
  Sales and marketing....................   1,658,000   1,098,000      769,000
  General and administrative.............  29,683,000  19,750,000   12,118,000
  Amortization of goodwill...............   2,959,000   1,768,000    1,666,000
  Operating losses of True North Units
   Held for Transfer.....................         --       13,000    2,180,000
                                          ----------- -----------  -----------
    Total operating expenses.............  34,300,000  22,629,000   16,733,000
                                          ----------- -----------  -----------
Operating income (loss)..................   6,745,000  (3,334,000)  (3,281,000)
Interest income (expense), net...........   1,975,000      29,000      (76,000)
                                          ----------- -----------  -----------
Income (loss) before income taxes........   8,720,000  (3,305,000)  (3,357,000)
Provision (benefit) for income taxes.....   5,703,000    (102,000)    (248,000)
                                          ----------- -----------  -----------
Net income (loss)........................ $ 3,017,000 $(3,203,000) $(3,109,000)
                                          =========== ===========  ===========
Net income (loss) per share:
    Basic................................ $      0.14 $     (0.21) $     (0.21)
                                          =========== ===========  ===========
    Diluted.............................. $      0.13 $     (0.21) $     (0.21)
                                          =========== ===========  ===========
Weighted-average number of common shares
 outstanding:
    Basic................................  21,563,000  14,930,000   14,520,000
                                          =========== ===========  ===========
    Diluted..............................  22,958,000  14,930,000   14,520,000
                                          =========== ===========  ===========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                           Common Stock                                                Other         Total
                          ---------------   Paid-in     Accumulated    Treasury    Comprehensive Stockholders'
                          Class A Class B   Capital       Deficit        Stock        Income        Equity
                          ------- ------- ------------  ------------  -----------  ------------- -------------
Balance as of
 December 31, 1996, as
 previously reported....  $ 3,000 $ 5,000 $ 43,588,000  $ (3,103,000) $       --     $    --     $ 40,493,000
Effect of two-for-one
 stock split effective
 March 1, 2000..........    2,000   6,000          --         (8,000)         --          --              --
                          ------- ------- ------------  ------------  -----------    --------    ------------
Balance as of December
 31, 1996...............    5,000  11,000   43,588,000    (3,111,000)         --          --       40,493,000
Comprehensive income:
 Net loss...............      --      --           --     (3,109,000)         --          --       (3,109,000)
 Foreign currency
  translation
  adjustment............      --      --           --            --           --        8,000           8,000
                                                                                                 ------------
 Total comprehensive
  income (loss).........                                                                           (3,101,000)
                                                                                                 ------------
Acquisition of Poppe
 Tyson Strategic
 Interactive Marketing
 Operations.............      --      --           --    (2,980,000)          --     (34,000)      (3,014,000)
Payment by True North to
 former Modem
 Partnership partners...      --      --     1,150,000           --           --          --        1,150,000
Other, net..............      --      --        90,000           --           --          --           90,000
                          ------- ------- ------------  ------------  -----------    --------    ------------
Balance as of December
 31, 1997...............    5,000  11,000   44,828,000    (9,200,000)         --      (26,000)     35,618,000
Comprehensive income:
 Net loss...............      --      --           --     (3,203,000)         --          --       (3,203,000)
 Foreign currency
  translation
  adjustment............      --      --           --            --           --      (20,000)        (20,000)
                                                                                                 ------------
 Total comprehensive
  income (loss).........                                                                           (3,223,000)
                                                                                                 ------------
Forgiveness of
 intercompany
 borrowings.............      --      --     5,763,000           --           --          --        5,763,000
Sale to True North of
 True North Units Held
 for Transfer...........      --      --   (7,444,000)           --           --          --      (7,444,000)
Acquisition of fixed
 assets from True North
 in connection with the
 Combination............      --      --     1,624,000           --           --          --        1,624,000
Payment by True North to
 former Modem
 Partnership partners...      --      --     3,263,000           --           --          --        3,263,000
Other, net..............      --      --      (823,000)      782,000          --          --          (41,000)
                          ------- ------- ------------  ------------  -----------    --------    ------------
Balance as of December
 31, 1998...............    5,000  11,000   47,211,000   (11,621,000)         --      (46,000)     35,560,000
Comprehensive income:
 Net income.............      --      --           --      3,017,000          --          --        3,017,000
 Foreign currency
  translation
  adjustment............      --      --           --            --           --       70,000          70,000
                                                                                                 ------------
  Total comprehensive
   income...............                                                                            3,087,000
                                                                                                 ------------
Initial public offering,
 net of offering costs..    6,000     --    42,045,000           --           --          --       42,051,000
Exercise of stock
 options................    1,000     --     3,704,000           --           --          --        3,705,000
Tax benefit from the
 exercise of stock
 options................      --      --     5,728,000           --           --          --        5,728,000
Shares issued under
 employee stock purchase
 plan...................      --      --       956,000           --           --          --          956,000
Purchases of treasury
 stock..................      --      --           --            --    (1,118,000)        --       (1,118,000)
Acquisition of MEX
 Multimedia Experts
 GmbH...................      --      --     2,400,000           --           --          --        2,400,000
Payment by True North to
 former Modem
 Partnership partners...      --      --    18,518,000           --           --          --       18,518,000
Other, net..............      --      --       589,000           --           --          --          589,000
                          ------- ------- ------------  ------------  -----------    --------    ------------
Balance as of December
 31, 1999...............  $12,000 $11,000 $121,151,000  $ (8,604,000) $(1,118,000)   $ 24,000    $111,476,000
                          ======= ======= ============  ============  ===========    ========    ============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)..................... $ 3,017,000  $(3,203,000) $(3,109,000)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation........................   3,463,000    1,846,000    1,189,000
    Amortization of goodwill............   2,959,000    1,768,000    1,666,000
    Tax benefit from the exercise of
     stock options......................   5,703,000          --           --
    Provision for doubtful accounts.....     316,000      660,000      517,000
    Loss on disposal of equipment.......     268,000      155,000       98,000
    Changes in assets and liabilities:
      Accounts receivable...............  (4,432,000)  (6,865,000)    (568,000)
      Unbilled revenues.................    (179,000)    (217,000)    (454,000)
      Unbilled charges..................      53,000       18,000       38,000
      Prepaid expenses and other current
       assets...........................  (1,157,000)    (798,000)    (125,000)
      Accounts payable, accrued expenses
       and other current liabilities....   6,405,000    7,839,000    1,106,000
      Pre-billed media..................    (260,000)   3,028,000    2,543,000
      Advance billings..................     565,000        1,000      770,000
      Deferred revenues.................  (1,364,000)   3,868,000    1,442,000
      Deferred income taxes.............    (902,000)    (326,000)    (413,000)
      Other, net........................  (3,276,000)  (1,586,000)     (22,000)
      Net assets of True North Units
       Held for Transfer................          --      129,000    1,718,000
                                         -----------  -----------  -----------
        Net cash provided by operating
         activities.....................  11,179,000    6,317,000    6,396,000
Cash flows from investing activities:
  Purchase of property and equipment.... (10,403,000)  (4,133,000)  (1,324,000)
  Purchase of short-term investments.... (16,859,000)         --           --
  Acquisitions, net of cash acquired....  (4,624,000)         --           --
  Other, net............................     115,000          --       147,000
                                         -----------  -----------  -----------
        Net cash used in investing
         activities..................... (31,771,000)  (4,133,000)  (1,177,000)
Cash flows from financing activities:
  Proceeds from initial public
   offering.............................  43,459,000          --           --
  Funding (to) from True North..........  (3,302,000)  (1,015,000)     729,000
  Purchases of treasury stock...........  (1,118,000)         --           --
  Principal payments made under capital
   lease obligations....................    (392,000)    (361,000)    (143,000)
  Exercises of stock options............   4,661,000          --           --
  Other, net............................    (339,000)     (40,000)  (1,475,000)
                                         -----------  -----------  -----------
        Net cash provided by (used in)
         financing activities...........  42,969,000   (1,416,000)    (889,000)
                                         -----------  -----------  -----------
Effect of exchange rates on cash and
 cash equivalents.......................      64,000          --           --
                                         -----------  -----------  -----------
Net increase in cash and cash
 equivalents............................  22,441,000      768,000    4,330,000
Cash and cash equivalents, beginning of
 the year...............................   7,824,000    7,056,000    2,726,000
                                         -----------  -----------  -----------
Cash and cash equivalents, end of the
 year................................... $30,265,000  $ 7,824,000  $ 7,056,000
                                         ===========  ===========  ===========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media . Poppe Tyson, Inc. ("Modem Media" or the "Company") is a subsidiary of True North Communications Inc. ("True North") and a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Global 500 and select online businesses. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Tokyo, Hong Kong, Singapore and Sao Paolo.

   Principles of Consolidation--The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

   Reclassifications--Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

   Revenue Recognition and Billing--A majority of the Company's revenues is derived from fixed-fee assignments. Revenues are recognized as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings. Unbilled charges represent production and other client reimbursable out-of-pocket costs in excess of billings. Revenue is reported net of such reimbursable costs. Pre-billed media represents amounts billed to customers for media placement in advance of the advertisements being placed. Advance billings represent billings of production and other client reimbursable out-of-pocket costs in excess of those incurred. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company reassesses its estimated costs on each project periodically and losses are accrued, on a project-by-project basis, to the extent that costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are determinable.

   Business Combinations--Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of their respective acquisition. Net assets of acquired companies are recorded at their fair value to the Company at the date of acquisition.

   Business Concentrations and Credit Risk--The Company's services have been provided to a limited number of clients located worldwide in a variety of industries. The Company had revenues from one client representing 13.8% of total revenues during the year ended December 31, 1999, two clients representing 20.7% and 12.8% of total revenues during the year ended December 31, 1998, and one client representing 36.2% of total revenues during the year ended December 31, 1997. The Company generally does not require its clients to provide collateral.

   The Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had one client accounting for 18.7% of total gross accounts receivable as of December 31, 1999 and four clients accounting for 19.3%, 11.8%, 11.4% and 10.4% of total gross accounts receivable as of December 31, 1998.

   Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. In accordance

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with maturities greater than three months at the time of purchase are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 1999, all of the Company's short-term investments have been classified as held-to-maturity securities and are carried at amortized cost, which approximates market, since management has the positive intent and ability to hold such investments to maturity. Short-term investments principally consist of commercial paper maturing less than six months from the date of purchase.

   Property and Equipment--Property and equipment are stated at cost and are depreciated, principally using the straight-line method, over their estimated useful lives of three to five years for computers and software, and five to seven years for furniture and other. Purchased software and third-party costs incurred to develop software for internal use are capitalized and amortized principally over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.

   Goodwill--Goodwill represents acquisition costs in excess of the fair value of tangible net assets acquired and is amortized using the straight-line method over periods of five to twenty years. Carrying values are periodically reviewed for impairment and adjusted, if necessary, based upon current facts and circumstances and management's estimates of the undiscounted future cash flows from the related businesses.

   Long-Lived Assets--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments.

   Fair Value of Financial Instruments--The carrying values of the Company's assets and liabilities approximate fair value because of the short maturities of these financial instruments.

   Net Income (Loss) Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The Company had net losses for the years ended December 31, 1998 and 1997; as a result, none of the options outstanding during those periods was included in the computations of diluted net loss per share since they were antidilutive.

                                                  Year Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
   Basic weighted-average number of common
    shares outstanding....................... 21,563,000 14,930,000 14,520,000
   Potentially dilutive effect of stock
    options and warrants.....................  1,395,000        --         --
                                              ---------- ---------- ----------
   Diluted weighted-average number of common
    shares outstanding....................... 22,958,000 14,930,000 14,520,000
                                              ========== ========== ==========

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   All historical weighted-average share and per-share amounts have been restated to reflect the stock splits effected by the Company (see Note 4).

   Initial Public Offering--In conjunction with the Company's initial public offering of securities in February 1999 (see Note 4), the Company incurred approximately $1,408,000 in offering-related costs through December 31, 1998 that were deferred until the consummation of such offering at which time they were charged against paid-in capital.

   Foreign Currency Translation--The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Under this method, net foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations. Such gains and losses were immaterial for each of the years ended December 31, 1999, 1998 and 1997.

   Comprehensive Income--The Company reflects its comprehensive income, such as unrealized gains and losses on the Company's foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in international subsidiaries. There were no other items of comprehensive income during the years ended December 31, 1999, 1998 or 1997.

   Recently Issued Accounting Pronouncements--In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on Modem Media's results of operations.

2. Acquisitions

   In June 1999, the Company acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan ("Modem Media Japan") for approximately $1,400,000 in cash. Pursuant to the acquisition agreement, the Company is obligated to make additional payments of up to approximately $3,150,000 if the acquired entity's operating results exceed certain targeted levels annually through 2002. Additional payments will be allocated to the cost in excess of the fair value of tangible net assets acquired and amortized by the Company over the remainder of the original amortization period. At the Company's discretion, such payments may be comprised of cash and/or common stock of the Company. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Japan have been included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of approximately $1,950,000 is reflected in the accompanying consolidated balance sheet as of December 31, 1999 and is being amortized over a ten-year period. As a result of Modem Media Japan's operating results meeting the aforementioned targeted levels during 1999, the Company will make an additional payment of $274,000 to the former owners of Modem Media Japan. Such amount was accrued as of December 31, 1999 and will be amortized over the remainder of the original amortization period.

   In October 1999, the Company acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH ("MEX"), a developer of interactive business solutions in Munich, Germany, for approximately

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

$5,400,000, which was comprised of $3,000,000 in cash and approximately $2,400,000 in Class A common stock of the Company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of MEX have been included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of approximately $5,600,000 is being amortized over a ten-year period.

   In November 1999, the Company entered into an agreement with certain employees ("Members") to form CentrPort, LLC ("CentrPort"), a limited liability company focused on the development of intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. The Company and the Members own 50.5% and 49.5% of the common interests of CentrPort, respectively. In addition, the Company has contributed $1,500,000 in exchange for 100% of the preferred interests of CentrPort. The Company may contribute additional funds to CentrPort pursuant to the agreement. Upon the occurrence of certain events, the Company may have the option to purchase the Members' interest for a purchase price indexed to the value of the Company's Class A common stock. The Company is managing the business and affairs of CentrPort and the operating results of CentrPort have been included in the Company's consolidated financial statements from the date of its formation.

   Effective October 1, 1998, the Company acquired the strategic interactive marketing operations of Poppe Tyson, Inc. (the "Poppe Tyson Strategic Interactive Marketing Operations") from True North in exchange for (i) the Company's non-strategic digital interactive marketing operations and (ii) an aggregate of 1,619,028 shares of Class B common stock (the "Combination"). In conjunction with the Combination, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to the Company. The historical financial results of the Poppe Tyson Strategic Interactive Marketing Operations have been prepared on a carved-out basis, and are included in the consolidated financial statements of the Company from December 31, 1997, the date of the merger of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Bozell"), the former parent of Poppe Tyson, Inc., with True North, and therefore the date on which the Company and the Poppe Tyson Strategic Interactive Marketing Operations came under common control. Because the Combination occurred among True North and majority-owned, controlled subsidiaries, the transaction has been recorded at historical cost. The accumulated deficit arising from the carved-out operating results of the Poppe Tyson Strategic Interactive Marketing Operations for the period from December 31, 1997 to the date of its acquisition by the Company is reflected as a reduction in paid-in capital. The pre-tax losses of the non-strategic digital interactive marketing operations through the date of sale to True North have been presented as one line, "Operating losses of True North Units Held for Transfer," in the accompanying consolidated statements of operations in a manner similar to that of entities held for sale. All adjustments necessary for the fair presentation of the consolidated financial statements related to the Poppe Tyson Strategic Interactive Marketing Operations are reflected herein. The Poppe Tyson Strategic Interactive Marketing Operations is a predecessor entity of the Company, and its financial statements as of and for the year ended December 31, 1997 are included elsewhere in this Annual Report on Form 10-K.

   The following information reflects pro forma statement of operations data for the year ended December 31, 1997 assuming that the acquisition of the Poppe Tyson Strategic Interactive Marketing Operations was consummated on January 1, 1997.

                                                                    Year Ended
                                                                     December
                                                                     31, 1997
                                                                    -----------
      Revenues..................................................... $29,422,000
      Loss before income taxes.....................................  (6,005,000)
      Net loss.....................................................  (5,609,000)
      Basic and diluted net loss per common share..................       (0.35)

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   The pro forma statement of operations data above give effect to the issuance of shares of Class B common stock of the Company in conjunction with the Combination. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acqusition of the Poppe Tyson Strategic Interactive Marketing Operations occurred on January 1, 1997, or which may result in the future.

   On December 31, 1996, True North, through the Company, acquired a 64% interest in Modem Media Advertising Limited Partnership (the "Modem Partnership"). In addition to the consideration initially paid, True North was obligated to make cash payments of up to $19,000,000 (reduced by the payments discussed below) and issue $4,000,000 in shares of True North common stock to the former owners of the Modem Partnership upon completion of an initial public offering of the Company's common stock and/or certain other events. The acquisition agreement also required additional payments contingent on future earnings to be made in the event that an initial public offering had not occurred, which payments would thereby reduce the aforementioned $19,000,000 obligation. Pursuant to the agreement, payments aggregating $1,150,000 and $3,263,000 were made to the former owners in February 1997 and May 1998, respectively, resulting in corresponding increases in goodwill on the books of the Company. On February 10, 1999, the Company completed an initial public offering of its common stock. As a result, True North paid $14,587,000 in cash and issued $3,931,000 in True North common stock to the former owners of the Modem Partnership, thereby resulting in corresponding increases in goodwill on the books of the Company. Such amounts are being amortized over the remainder of the original amortization period.

3. Debt

   Restrictions on Indebtedness--Pursuant to certain agreements between True North and its lenders, the Company is subject to certain limitations on indebtedness. Such limitations could adversely affect the Company's ability to secure debt financing in the future. Based on its internal projections and business plans, management believes that cash flows from operations, together with cash on-hand and short-term investments, will provide adequate funds to support ongoing operations.

   Interest Expense--The Company incurred interest expense on all borrowings, including those from related parties, of $134,000, $185,000 and $119,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Related party interest expense in the respective totals above are $63,000, $42,000 and $46,000.

4. Equity

   Change in Authorized Shares/Stock Splits--On January 11, 1999, the Company's Board of Directors approved an amendment to the Company's Certificate of Incorporation to provide for the authorization of an aggregate of 39,351,376 shares of Class A common stock and 5,648,624 shares of Class B common stock. On that date, the Board of Directors also approved a 0.95-for-1 reverse split of both classes of the Company's outstanding common stock effective upon completion of the acquisition of the Poppe Tyson Strategic Interactive Marketing Operations, which occurred on February 3, 1999 (see Note
2).

   On December 17, 1999, the Company's Board of Directors approved another amendment to the Company's Certificate of Incorporation to provide for the authorization of an aggregate of 44,909,539 shares of Class A common stock and 11,116,326 shares of Class B common stock. On that date, the Board of Directors also approved a 2-for-1 stock split of both classes of the Company's outstanding common stock to be paid in the form of a stock dividend to shareholders of record at the close of trading on February 16, 2000.

   All historical share and per-share amounts have been restated to reflect the changes in authorized shares and stock splits.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 5,980,000 shares of its Class A common stock at an initial public offering price of $8.00 per share. Total net proceeds from the offering were approximately $42,051,000. The Company used $6,000,000 of these proceeds to settle an intercompany note payable to True North, and approximately $21,200,000 to acquire and fund the operations of complementary businesses in Tokyo, Munich, Paris and San Francisco (see Notes 2 and 16). The Company expects to use the remaining net proceeds for general corporate purposes, strategic initiatives, additional geographic expansion and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Pending the use of the net proceeds for the above purposes, the Company has invested such funds in short-term, interest-bearing, investment grade obligations that are reflected as cash equivalents and short-term investments in the accompanying consolidated balance sheet as of December 31, 1999.

   Stockholders and Registration Rights Agreements--In May 1999, the Company and True North entered into a stockholders' agreement ("Stockholders' Agreement") which stipulates, among other things, that upon the earlier of (i) the date True North and its affiliates no longer own at least 35% of the outstanding capital stock of the Company or (ii) June 30, 2000, True North and its affiliates will convert all of their shares of Class B common stock of the Company into shares of Class A common stock of the Company. On August 1, 1999, as part of the Stockholders' Agreement, the Company and True North entered into a registration rights agreement that contains provisions granting the holders of Class B common stock, and certain holders of Class A common stock, the right to participate in certain registrations of the Company's common stock, subject to limitations outlined therein. In addition, the agreement also provides the holders of Class B common stock of the Company the right to initiate the registration of their securities, subject to certain timing and other limitations.

   Warrants--On August 9, 1999, the Company entered into an agreement to provide $12,000,000 of services to General Electric Company ("GE") through September 30, 2000. If GE fails to meet its obligation to purchase such services prior to September 30, 2000, GE will make a cash payment to the Company equal to the difference between the $12,000,000 commitment and the actual amount of services purchased during such period. In conjunction with GE's commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation a warrant to purchase 190,000 shares of the Company's Class A common stock at $12.16 per share, the average of the high and low trading prices during the five trading days prior to the grant date. The warrants vested immediately and expire on August 8, 2004. The fair value of these warrants, as determined by independent appraisal, will result in a non-cash charge of approximately $587,000, which is being reflected as a reduction of revenues ratably as services are provided over the length of the agreement. Revenues from GE for the year ended December 31, 1999 have been reduced by a non-cash charge of approximately $234,000 in the accompanying consolidated statement of operations.

   Common Stock--The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights, as described below.

   Each outstanding share of Class A common stock is entitled to one vote on all matters submitted to a vote of the Company's stockholders, including the election of directors, and each share of Class B common stock is entitled to five votes on each such matter. True North owns, directly or indirectly, all of the outstanding shares of Class B common stock. Except as required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters. There is no cumulative voting in the election of directors.

   For so long as there are any shares of Class B common stock outstanding, any action that may be taken at a meeting of the stockholders may be taken by written consent in lieu of a meeting if the Company receives

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES consents signed by stockholders having the minimum number of votes that would be necessary to approve the action at a meeting at which all shares entitled to vote on the matter were present and voted. This could permit the holders of Class B common stock to take action regarding certain matters without providing other stockholders the opportunity to voice dissenting views or raise other matters. The right to take such action by written consent of stockholders will expire when there are no longer any shares of Class B common stock outstanding.

   Holders of Class A common stock and Class B common stock are entitled to receive dividends at the same rate if and when such dividends are declared by the Company's Board of Directors out of assets legally available therefor after payment of dividends required to be paid on shares of preferred stock, if any.

   In the case of dividends or distributions payable in Class A common stock or Class B common stock, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to the Class B common stock. In the case of dividends or other distributions consisting of other of the Company's voting shares, the Company will declare and pay such dividends in two separate classes, identical in all respects except that the voting rights of each such security paid to the holders of the Class A common stock shall be one-fifth of the voting rights of each such security paid to the holders of Class B common stock. In the case of dividends or other distributions consisting of non-voting securities convertible into, or exchangeable for, the Company's voting securities, the Company will provide that such convertible or exchangeable securities and the underlying securities be identical in all respects, except that the voting rights of each security underlying the convertible or exchangeable security paid to the holders of the Class A common stock shall be one-fifth of the voting rights of each security underlying the convertible or exchangeable security paid to the holders of Class B common stock, and such underlying securities paid to the holders of Class B common stock shall convert into the security paid to the holders of the Class A common stock upon the same terms and conditions applicable to the conversion of Class B common stock into Class A common stock.

   Neither the Class A common stock nor the Class B common stock may be subdivided or combined in any manner unless the other class is subdivided or combined in the same proportion.

   The shares of Class A common stock are not convertible. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder. Each share of Class B common stock will also automatically convert into one share of Class A common stock upon the sale or transfer of such share of Class B common stock to any person other than a parent corporation, subsidiary or other related party of such holder or other qualified recipient, or upon the occurrence of certain other events. The holders of Class B common stock shall have, upon conversion of their shares of Class B common stock into shares of Class A common stock, one vote per share of Class A common stock held.

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

   Upon a merger, combination, or other similar transaction in which shares of common stock are exchanged for or changed into other stock or securities, cash and/or any other property, holders of Class A common stock and Class B common stock will be entitled to receive an equal per share amount of stock, securities, cash, and/or any other property, as the case may be, into which or for which each share of any other class of common stock is exchanged or changed; provided that in any transaction in which shares of capital stock are distributed, such

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES shares so exchanged for or changed into may differ as to voting rights and certain conversion rights to the extent, and only to the extent, that the voting rights and conversion rights of Class A common stock and Class B common stock differ at that time.

   The holders of the Class A common stock and Class B common stock are not entitled to preemptive rights. There are no redemption provisions or sinking fund provisions applicable to the Class A common stock or the Class B common stock. All shares of Class A common stock and Class B common stock outstanding are fully paid and nonassessable.

   Preferred Stock--Preferred stock may be issued, from time-to-time, pursuant to a resolution by the Company's Board of Directors that will set forth the voting powers and other pertinent rights of each series.

5. Stock Purchase Plan

   In February 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which a total of 1,900,000 shares of Class A common stock have been reserved for issuance. The Purchase Plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code, provides for consecutive, overlapping 24-month offering periods. Each offering period contains four six-month purchase periods. Offering periods begin on the first trading day on or after February 15 and August 15 of every year and terminate twenty-four months later. Employees are eligible to participate if they are employed by the Company or a subsidiary of the Company designated by the Board for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase Class A common stock through payroll deductions, which may not exceed 15% of an employee's compensation, subject to certain limitations.

   Each participant will be granted an option to purchase stock on the first day of each of the six-month purchase periods and such option will be automatically exercised on the last day of each such purchase period. The purchase price of each share of Class A common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of Class A common stock on the starting date of that offering period or on the date of the purchase. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically on termination of employment with Modem Media. The purchase plan will terminate in 2009 unless sooner terminated by Modem Media's Board of Directors.

6. Stock-Based Compensation

   The Company has established various stock option plans for its officers, directors, key employees and consultants as described below.

   1999 Stock Incentive Plan--During 1999, the Company adopted a stock incentive plan pursuant to which a total of 3,000,000 shares of Class A common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company's employees, directors and consultants. The plan is administered by the Board of Directors or a committee of two or more outside directors. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and determines grants of equity awards under the plan. As of December 31, 1999, no stock options were granted under this plan.

   1997 Stock Option Plan--During 1997, the Company established a stock option plan pursuant to which a total of 6,080,000 shares of Class A common stock have been reserved for issuance. Pursuant to the stock option plan, the Company may grant stock options and stock purchase rights to the Company's employees, officers,

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES directors and consultants. The Board of Directors, or a committee to whom the Board of Directors has delegated authority, selects the individuals to whom options and stock purchase rights are granted, interprets and adopts rules for the operation of the stock option plan and specifies the vesting, exercise price and other terms of options and stock purchase rights. The maximum term of an incentive stock option granted under the Plan is generally limited to ten years. The exercise price of incentive stock options granted under the stock option plan must be at least equal to the fair market value of the Class A common stock of the Company on the date of grant.

   In connection with the transfer to True North of the non-strategic digital interactive marketing operations by the Company, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company's Class A common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company's Class A common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations. As of December 31, 1999, options to purchase up to 229,690 shares of Class A common stock to be satisfied by True North remained outstanding. Upon the exercise of such options, the exercise price will be paid to True North and True North will surrender an equivalent number of shares of common stock to the Company.

   Modem Media Advertising Limited Partnership 1996 Option Plan--The Modem Partnership established an option plan pursuant to which units ("Units") representing assignments of beneficial ownership of the Modem Partnership were reserved for issuance. The Modem Partnership ceased to have its own separate existence prior to the Company's initial public offering in February 1999 and the terms and the conditions of the option plan were assumed by the Company. Pursuant to the terms of the option plan, Units acquired under the option plan were converted into shares of Class A common stock and options to acquire Units were converted into options to acquire shares of Class A common stock. Options to purchase 690,492 shares of Class A common stock, which vested immediately and expire on September 30, 2006, were issued under this plan at an exercise price of $0.32 per share. As of December 31, 1999, all available options had been granted under the option plan and no further grants will be made. The plan is administered by the Board of Directors and the Compensation Committee of the Board.

   The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock option plans. Under APB No. 25, because the exercise prices of the Company's employee stock options are equal to the market prices of the underlying common stock on the date of grant, no compensation expense is recognized. If compensation expense for stock options awarded under the Company's plans had been determined in accordance with SFAS No. 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

                                               Year Ended December 31,
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
   Net income (loss):
     As reported........................ $ 3,017,000  $(3,203,000) $(3,109,000)
     Pro forma..........................  (3,176,000)  (5,324,000)  (4,077,000)
   Basic net income (loss) per share:
     As reported........................ $      0.14  $     (0.21) $     (0.21)
     Pro forma..........................       (0.15)       (0.36)       (0.28)
   Diluted net income (loss) per share:
     As reported........................ $      0.13  $     (0.21) $     (0.21)
     Pro forma..........................       (0.15)       (0.36)       (0.28)

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   The effect of applying SFAS No. 123 on the pro forma net income (loss) per share disclosures is not indicative of future amounts because it does not take option grants to be made in future years into consideration.

   The following is a summary of the activity under the Company's stock option plans for each annual period presented:

                                          Year Ended December 31,
                          --------------------------------------------------------
                                 1999               1998               1997
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
                           Shares    Price    Shares    Price    Shares    Price
                          --------- -------- --------- -------- --------- --------
Outstanding at the
 beginning of the year..  4,080,348  $ 4.74  1,936,440  $3.85     711,216  $0.48
Granted.................  3,118,042   15.67  2,327,856   5.55   1,388,374   5.79
Exercised...............    978,374    4.76      1,550   2.47      15,428   5.79
Forfeited...............    433,788    6.15    182,398   5.57     147,722   5.69
                          ---------          ---------          ---------
Outstanding at the end
 of the year............  5,786,228          4,080,348          1,936,440
                          =========          =========          =========
Exercisable at the end
 of the year............  1,643,748          1,632,184            945,848
                          =========          =========          =========
Weighted average fair
 value of options
 granted................             $11.02             $5.20              $4.19


   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1999      1998    1997
                                                      --------- -------- -------
      Risk-free interest rate........................     5.89%    4.67%   6.75%
      Expected life.................................. 4.3 years 10 years 9 years
      Expected volatility............................    88.49%  111.47%  52.77%
      Expected dividend yield........................        --       --      --

   The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 1999:

                                                                  Options
                                 Options Outstanding            Exercisable
                         ----------------------------------- ------------------
                                       Weighted     Weighted           Weighted
                                       Average      Average            Average
                                      Remaining     Exercise           Exercise
   Exercise Price         Shares   Contractual Life  Price    Shares    Price
   --------------        --------- ---------------- -------- --------- --------
   $0.32................   438,400    6.8 years      $ 0.32    438,400  $ 0.32
   $5.53--$6.80......... 2,548,624    8.1 years        5.66    966,348    5.62
   $9.78--$13.38........ 1,516,204    9.4 years       10.68    112,000   11.44
   $15.25--$18.88.......   343,000    9.6 years       17.97    127,000   17.91
   $21.41...............   500,000    9.8 years       21.41        --      --
   $29.82--$34.38.......   440,000    9.9 years       30.13        --      --
                         ---------                           ---------
                         5,786,228                           1,643,748
                         =========                           =========

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

7. Related Party Transactions

   In the normal course of business, the Company and True North have from time-to-time entered into various business transactions and agreements, and may enter into additional transactions in the future. The following is a summary of each of the material agreements between the Company and True North.

   Administrative Services Agreement--Under an Administrative Services Agreement, True North provides administrative functions and other services to the Company, including tax preparation, insurance and treasury consulting. During the period in which True North performs administrative functions for the Company, expenses associated with such functions will be allocated to the Company based on agreed upon rates. The Company may terminate this agreement at any time upon 90 days' prior written notice and True North may terminate the agreement at any time, but must give 180 days' written notice of such intent to terminate.

   Intercompany Credit Arrangements--The Company and True North are parties to intercompany credit agreements. In August 1998, True North extended a credit facility to the Company allowing for revolving borrowings in the amount of up to $3,000,000 to be outstanding at any given time at an interest rate equal to True North's cost of borrowing plus two percent. In addition, True North has agreed at its discretion to provide guarantees for Modem Media's borrowings in exchange for a fee of 0.5% per annum on the amount guaranteed. The credit facility with True North expires in February 2001 or upon 60 days advance notice if True North's voting control in the Company falls below 50% of total voting power. In May 1998, the Company agreed to provide advances to True North from time-to-time upon True North's request and subject to the Company's discretion.

   Sublease with Bozell--The Company entered into a sublease with Bozell pursuant to which the Company leases office space in New York City. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell's underlying lease.

   Tax Matters Agreement--In connection with the Combination, the Company and True North entered into an agreement providing for certain unitary state tax-sharing arrangements.

   Parent Company Allocations--True North charges each of its operating units for general corporate expenses incurred at the parent company level, including costs to administer employee benefit plans; legal, accounting and treasury services; use of office facilities; and other services for certain operations. The amount of the charge is primarily based on budgeted revenue. The Company believes that the method used to allocate these expenses is reasonable. These charges amounted to approximately $308,000 and $291,000 for the years ended December 31, 1998 and 1997, respectively, and are included in office and general expenses in the consolidated statements of operations. True North ceased charging allocations to the Company as of June 30, 1998, because the Company has taken on responsibility for the majority of the functions that generate the aforementioned corporate expenses.

   As a result of the above agreements and other related transactions, the accompanying consolidated financial statements reflect the following balances:

   True North Note Receivable--On May 26, 1998, the Company entered into an agreement to loan up to $3,000,000 to True North under a demand note facility. Such agreement was amended on November 24, 1998 to increase the availability under such facility to $10,000,000. The Company received repayments from True North under such facility from time-to-time, on demand. The loan bore interest at 5.75% per annum, payable quarterly, unless the parties agreed upon other arrangements. The outstanding balance under this facility was $4,500,000 as of December 31, 1998 and is reflected as "True North note receivable" in the accompanying consolidated balance sheet. In February 1999, True North repaid all amounts outstanding under this note.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   Due to True North--On December 31, 1996, the Company entered into a one-year agreement with True North, whereby True North provided the Company with a credit facility. The agreement has been extended indefinitely beyond the initial one-year term by mutual consent and under the terms outlined hereafter. The Company receives advances from True North under the facility from time-to-time, as requested. Prior to 1998, outstanding borrowings bore interest at LIBOR plus .75%, which was due monthly. In 1998, True North ceased charging interest to the Company under this facility. The outstanding balance as of December 31, 1998 was $1,797,000 and is reflected as "Due to True North" in the accompanying consolidated balance sheet. In April 1999, the Company repaid all amounts outstanding under this facility.

   Note Payable to True North--The Company had a $6,000,000 intercompany note payable to True North due upon completion of an initial public offering of the Company's common stock. This $6,000,000 note payable was repaid to True North in February 1999, upon completion of the Company's initial public offering (see Note 4). Accordingly, such amount is reflected as a current liability in the accompanying consolidated balance sheet as of December 31, 1998.

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

8. Employee Benefit Plans

   The Company maintains a profit-sharing plan with a 401(k) feature for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching and/or profit-sharing contributions to the plan at its discretion. In addition, certain employees of the Company have participated in other similar defined contribution plans. Such employees subsequently became participants of the aforementioned profit-sharing plan. The aggregate cost of contributions made by the Company to all employee benefit plans was $389,000, $217,000 and $40,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

   In February 1999, the Company adopted the Purchase Plan (see Note 5).

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

9. Commitments and Contingencies

   Lease Obligations--The Company leases its office facilities and certain equipment under both operating and capital leases, the expirations of which extend through 2009. Future minimum lease payments under noncancellable leases with lease terms in excess of one year as of December 31, 1999 are as follows:

                                                          Capital    Operating
                                                          --------  -----------
      2000............................................... $291,000  $ 4,517,000
      2001...............................................  232,000    4,034,000
      2002...............................................  203,000    3,582,000
      2003...............................................   92,000    3,397,000
      2004...............................................    2,000    3,061,000
      Thereafter.........................................      --    14,751,000
                                                          --------  -----------
                                                           820,000  $33,342,000
                                                                    ===========
      Less: amount representing interest.................  (62,000)
                                                          --------
                                                          $758,000
                                                          ========

   In connection with certain leases of office space, the Company has invested $2,495,000 in highly liquid, short-term investments against which the landlords of such space would be able to make claims in the event of default by the Company of its lease obligations. Such amount is reflected as other assets in the accompanying consolidated balance sheet as of December 31, 1999. The Company is not aware of any defaults of its obligations under these leases.

   Rent expense, including rent expense resulting from leases with related parties (see Note 7), was $3,716,000, $2,329,000 and $1,131,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company incurred a non-cash charge of $570,000 during the year ended December 31, 1997 in connection with the termination of a lease for office space that is included in office and general expenses in the accompanying consolidated statement of operations.

   Employment Agreements--The Company has entered into five-year employment agreements with two senior executives providing for initial annual base salaries of approximately $300,000 each, subject to increases at the discretion of the Company's Board of Directors. Pursuant to the agreements, if the Company terminates either executive's employment without cause, the executive is entitled to receive severance benefits equal to salary plus profit sharing for a period equal to the lesser of three years after such termination or the time remaining in the initial term of employment.

   Accrued Bonuses--Accrued expenses and other current liabilities include accrued bonuses of $4,513,000 and $2,307,000 as of December 31, 1999 and 1998, respectively.

   Litigation--From time-to-time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

10. Income Taxes

   The Company and its predecessor entities operated under tax-sharing arrangements with their former parents. Until October 1, 1998, the effective date of the Combination, the Poppe Tyson Strategic Interactive Marketing Operations are included in the consolidated group of which True North is the common parent for

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES federal income tax purposes. The Poppe Tyson Strategic Interactive Marketing Operations' federal taxable income and losses through October 1, 1998 were included in such group's consolidated tax return filed by True North. Prospectively from the date of the Combination, the federal income and losses of the Poppe Tyson Strategic Interactive Marketing Operations were included in the consolidated tax return filed by the Company.

   Prior to 1997, the Company was included in the consolidated federal and state tax returns of True North. The settlement of tax provisions or benefits with True North occurred in the subsequent year after True North filed its related consolidated tax returns. In 1997, the Company filed a stand-alone consolidated federal tax return. After the Company's initial public offering (see Note 4), the Company and True North entered into a tax-sharing arrangement whereby the Company provides for and pays or receives certain state taxes.

   The components of income (loss) before income taxes are as follows:

                                              Year Ended December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
     Domestic.......................... $10,449,000  $(2,489,000) $(1,258,000)
     International.....................  (1,729,000)    (803,000)      81,000
     True North Units Held for
      Transfer.........................         --       (13,000)  (2,180,000)
                                        -----------  -----------  -----------
     Total income (loss) before income
      taxes............................ $ 8,720,000  $(3,305,000) $(3,357,000)
                                        ===========  ===========  ===========

   The provision (benefit) for income taxes consists of the following:

                                                 Year Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ----------  ---------  ---------
     Current provision (benefit):
       Federal............................... $4,735,000  $ 175,000  $ 250,000
       Foreign...............................     16,000    (17,000)    40,000
       State.................................  1,845,000     71,000     68,000
                                              ----------  ---------  ---------
                                               6,596,000    229,000    358,000
                                              ----------  ---------  ---------
     Deferred benefit:
       Federal...............................   (639,000)  (227,000)  (458,000)
       Foreign...............................     (5,000)   (25,000)    (2,000)
       State.................................   (249,000)   (79,000)  (146,000)
                                              ----------  ---------  ---------
                                                (893,000)  (331,000)  (606,000)
                                              ----------  ---------  ---------
     Total provision (benefit)............... $5,703,000  $(102,000) $(248,000)
                                              ==========  =========  =========

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   Differences between the Company's effective income tax rate and the U.S. statutory rate were as follows:

                                                     Year ended December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
     Statutory federal tax rate....................    35.0%     35.0%     35.0%
     State taxes, net of federal benefit...........    11.9       0.1       1.5
     Goodwill amortization.........................    11.9     (20.9)    (20.7)
     Impact of foreign operations..................    (0.5)     (2.1)     (2.8)
     Other.........................................     0.4      (4.4)     (5.6)
                                                    -------  --------  --------
                                                       58.7       7.7       7.4
     Valuation allowance...........................     6.7      (4.6)      --
                                                    -------  --------  --------
     Effective rate................................    65.4%      3.1%      7.4%
                                                    =======  ========  ========

   The deferred income tax assets and liabilities included in the consolidated financial statements as of the balance sheet dates consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ----------  ---------
     Current assets:
       Accrued compensation.............................. $  371,000  $ 122,000
       Bad debt reserve..................................    468,000    234,000
       Other.............................................    255,000    133,000
                                                          ----------  ---------
                                                           1,094,000    489,000
       Valuation allowance...............................    (90,000)    (5,000)
                                                          ----------  ---------
                                                           1,004,000    484,000
                                                          ----------  ---------
     Noncurrent assets (liabilities):
       Net operating loss carryforwards..................  1,516,000    148,000
       Accelerated amortization..........................   (136,000)   109,000
       Other.............................................    (35,000)   120,000
                                                          ----------  ---------
                                                           1,345,000    377,000
       Valuation allowance...............................   (743,000)  (148,000)
                                                          ----------  ---------
                                                             602,000    229,000
                                                          ----------  ---------
       Net deferred income tax assets.................... $1,606,000  $ 713,000
                                                          ==========  =========

   At December 31, 1999, the Company had net operating loss carryforwards of $4,289,000 available to offset future taxable income. These carryforwards resulted from unused tax benefits from the exercise of stock options and losses of certain foreign subsidiaries. Certain of the Company's net operating losses may be carried forward for periods ranging from five to seven years and others may be carried forward indefinitely.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

11. Geographic Information

   Information about the Company's operations in different geographic regions as of and for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                  December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
     Revenues:
       Domestic..................... $ 61,603,000  $ 37,348,000  $ 25,008,000
       International................   12,433,000     5,196,000       489,000
                                     ------------  ------------  ------------
                                     $ 74,036,000   $42,544,000   $25,497,000
                                     ============  ============  ============
     Income (loss) before income
      taxes:
       Domestic..................... $ 10,449,000  $ (2,489,000) $ (1,258,000)
       International................   (1,729,000)     (803,000)       81,000
       True North Units Held for
        Transfer....................          --        (13,000)   (2,180,000)
                                     ------------  ------------  ------------
                                     $  8,720,000  $ (3,305,000) $ (3,357,000)
                                     ============  ============  ============
     Net income (loss):
       Domestic..................... $  4,757,000  $ (2,312,000) $ (1,434,000)
       International................   (1,740,000)     (762,000)       43,000
       True North Units Held for
        Transfer....................          --       (129,000)   (1,718,000)
                                     ------------  ------------  ------------
                                     $  3,017,000  $ (3,203,000) $ (3,109,000)
                                     ============  ============  ============
     Identifiable assets:
       Domestic..................... $126,521,000  $ 66,620,000
       International................   19,211,000     4,666,000
                                     ------------  ------------
                                     $145,732,000   $71,286,000
                                     ============  ============

12. Assets Under Capital Leases

   Assets under capital leases are included in the accompanying consolidated balance sheets as follows:

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
     Computers and software............................ $  135,000  $  387,000
     Furniture and other...............................    977,000     862,000
                                                        ----------  ----------
                                                         1,112,000   1,249,000
     Less: accumulated depreciation and amortization...   (386,000)   (593,000)
                                                        ----------  ----------
       Total assets under capital leases, net.......... $  726,000  $  656,000
                                                        ==========  ==========

   Depreciation on assets under capital leases is included in depreciation expense for all periods presented.

13. Supplemental Cash Flow Information

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
     Cash paid during the year for:
       Interest..................................... $134,000 $185,000 $119,000
       Income taxes, net of refunds received........  875,000  861,000  256,000

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

14. Bad Debt Reserve

   The bad debt reserve and related activity is as follows:

                                                         Write-
                             Balance at  Provision for   offs,
                            Beginning of   Doubtful      Net of            Balance at
                                Year       Accounts    Recoveries   Other  End of Year
                            ------------ ------------- ----------  ------- -----------
   Year ended December 31,
    1999...................   $968,000     $316,000    $(147,000)  $14,000 $1,151,000
   Year ended December 31,
    1998...................    452,000      660,000     (144,000)      --     968,000
   Year ended December 31,
    1997...................    408,000      517,000     (489,000)   16,000    452,000

   "Other" represents bad debt reserve balances of acquired entities (see Note
2).

15. Quarterly Results of Operations (Unaudited)

                                          Three Months Ended
                            --------------------------------------------------
                                                       September
                             March 31      June 30        30       December 31
                            -----------  -----------  -----------  -----------
   1999
   Revenues................ $12,383,000  $16,042,000  $21,121,000  $24,490,000
   Operating (loss)
    income.................    (614,000)   1,309,000    2,889,000    3,161,000
   (Loss) income before
    income taxes...........    (277,000)   1,813,000    3,454,000    3,730,000
   Net (loss) income.......    (473,000)     581,000    1,308,000    1,601,000
   Basic net (loss) income
    per share..............       (0.02)        0.03         0.06         0.07
   Diluted net (loss)
    income per share.......       (0.02)        0.03         0.06         0.06
   1998
   Revenues................ $ 9,016,000  $10,451,000  $10,930,000  $12,147,000
   Operating income
    (loss).................     124,000     (817,000)  (1,333,000)  (1,308,000)
   Income (loss) before
    income taxes...........     123,000     (820,000)  (1,334,000)  (1,274,000)
   Net loss................    (194,000)    (768,000)  (1,126,000)  (1,115,000)
   Basic and diluted net
    loss per share.........       (0.01)       (0.05)       (0.08)       (0.07)

16. Subsequent Events

   In February of 2000, Modem Media acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for approximately $63,600,000. Vivid is a professional services company, with approximately 100 employees, that provides strategic interactive marketing services for Fortune 500 companies and Internet start-ups. The consideration was comprised of approximately $10,200,000 in cash, approximately $14,400,000 in Modem Media Class A common stock (446,010 shares), of which approximately $4,500,000 will remain in escrow as security for the indemnification obligations of the sellers, and approximately $39,000,000 in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid will be included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the fair value of net assets acquired of approximately $63,280,000 will be amortized over a period of five years.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

   The following information reflects pro forma statement of operations data for the year ended December 31, 1999 assuming that the acquisition of Vivid was consummated on January 1, 1999.

                                                                    Year Ended
                                                                   December 31,
                                                                       1999
                                                                   ------------
     Revenues..................................................... $ 81,067,000
     Loss before income taxes.....................................   (6,493,000)
     Net loss.....................................................  (11,096,000)
     Basic and diluted net loss per common share..................        (0.50)

   The pro forma statement of operations data above give effect to goodwill amortization, the elimination of interest expense related to the indebtedness of Vivid settled upon closing of the acquisition, the reduction of the Company's interest income attributable to the cash used to settle such indebtedness, and income tax benefits related to the losses of Vivid which would have been used to offset the Company's taxable income. Such amounts are reflected net of the related tax effects, where applicable. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acqusition of Vivid occurred on January 1, 1999, or which may result in the future.

   In February of 2000, the Company acquired substantially all of the assets of Eurokapi Multimedia S.A. ("Eurokapi"), a builder and marketer of e-businesses in Paris, France, for approximately $450,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi will be included in the Company's consolidated financial statements from the date of its acquisition.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To True North Communications Inc.:

   We have audited the accompanying balance sheet of the Poppe Tyson Strategic Interactive Marketing Operations as of December 31, 1997 and the related statements of operations, changes in equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the management of the Poppe Tyson Strategic Interactive Marketing Operations. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Poppe Tyson Strategic Interactive Marketing Operations as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Stamford, Connecticut
November 16, 1998

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                                 BALANCE SHEET

                                                                   December 31,
                                                                       1997
                              ASSETS                               ------------
Current assets:
  Cash............................................................ $   147,000
  Accounts receivable, net of bad debt reserve of $16,000.........     777,000
  Unbilled charges................................................      46,000
  Prepaid expenses and other current assets.......................      60,000
                                                                   -----------
    Total current assets..........................................   1,030,000
Property and equipment:
  Leasehold improvements..........................................       7,000
  Furniture, computers and software...............................     693,000
                                                                   -----------
    Total property and equipment..................................     700,000
  Less: accumulated depreciation and amortization.................    (168,000)
                                                                   -----------
    Total property and equipment, net.............................     532,000
Other assets......................................................       3,000
                                                                   -----------
    Total assets.................................................. $ 1,565,000
                                                                   ===========
                 LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
  Accounts payable................................................ $   366,000
  Current portion of capital lease obligations....................     139,000
  Accrued liabilities.............................................     608,000
                                                                   -----------
    Total current liabilities.....................................   1,113,000
Noncurrent liabilities:
  Due to Bozell, non-interest bearing.............................   3,346,000
  Capital lease obligations, less current portion.................     120,000
Equity (deficit):
  Accumulated deficit.............................................  (2,980,000)
  Accumulated other comprehensive income..........................     (34,000)
                                                                   -----------
    Total equity (deficit)........................................  (3,014,000)
                                                                   -----------
    Total liabilities and equity (deficit)........................ $ 1,565,000
                                                                   ===========

  The accompanying notes to financial statements are an integral part of this balance sheet.

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                            STATEMENT OF OPERATIONS

                                                                   Year Ended
                                                                    December
                                                                       31,
                                                                      1997
                                                                   -----------
Revenues.......................................................... $ 3,925,000
Costs and expenses:
  Salaries and benefits...........................................   3,350,000
  Office and general..............................................   3,177,000
                                                                   -----------
    Total operating expenses......................................   6,527,000
Operating loss....................................................  (2,602,000)
Interest expense, net.............................................     (46,000)
                                                                   -----------
Loss before income taxes..........................................  (2,648,000)
Benefit for income taxes..........................................    (148,000)
                                                                   -----------
Net loss.......................................................... $(2,500,000)
                                                                   ===========



  The accompanying notes to financial statements are an integral part of this statement.

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                    STATEMENT OF CHANGES IN EQUITY (DEFICIT)

                                                      Accumulated
                                                         Other        Total
                                        Accumulated  Comprehensive   Equity
                                          Deficit       Income      (Deficit)
                                        -----------  ------------- -----------
Balance as of December 31, 1996........ $  (480,000)   $(33,000)   $  (513,000)
Comprehensive income:
  Net loss.............................  (2,500,000)        --      (2,500,000)
  Foreign currency translation
   adjustment..........................         --       (1,000)        (1,000)
                                                                   -----------
    Total comprehensive income (loss)..                             (2,501,000)
                                        -----------    --------    -----------
Balance as of December 31, 1997........ $(2,980,000)   $(34,000)   $(3,014,000)
                                        ===========    ========    ===========



  The accompanying notes to financial statements are an integral part of this statement.

             POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

                            STATEMENT OF CASH FLOWS

                                                                    Year Ended
                                                                   December 31,
                                                                       1997
                                                                   ------------
Cash flows from operating activities:
  Net loss........................................................ $(2,500,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.................................     165,000
    Provision for doubtful accounts...............................      16,000
    Changes in assets and liabilities:
      Accounts receivable.........................................    (656,000)
      Unbilled charges............................................     (46,000)
      Prepaid expenses and other current assets...................     (39,000)
      Accounts payable............................................     294,000
      Accrued liabilities.........................................     375,000
      Other, net..................................................       1,000
                                                                   -----------
        Net cash used in operating activities.....................  (2,390,000)
Cash flows from investing activities:
  Purchase of property and equipment..............................    (289,000)
                                                                   -----------
        Net cash used in investing activities.....................    (289,000)
Cash flows from financing activities:
  Funding from parent company.....................................   2,622,000
  Principal payments made under capital lease obligations.........    (128,000)
                                                                   -----------
        Net cash provided by financing activities.................   2,494,000
                                                                   -----------
Net decrease in cash..............................................    (185,000)
Cash, at beginning of the year....................................     332,000
                                                                   -----------
Cash, at end of the year.......................................... $   147,000
                                                                   -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest.......................... $    46,000
                                                                   ===========

  The accompanying notes to financial statements are an integral part of this statement.

            POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

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

   The strategic interactive marketing operations of Poppe Tyson (the "Poppe Tyson Strategic Interactive Marketing Operations" or the "Company") consist of Poppe Tyson's strategic interactive marketing operations in the United Kingdom, Hong Kong and the U.S., and certain fixed assets. The operations in Hong Kong and the United States commenced during 1997.

   Effective October 1, 1998, the Poppe Tyson Strategic Interactive Marketing Operations were purchased by Modem Media . Poppe Tyson, Inc. ("Modem Media"). This transaction is further discussed in Note 2 to the consolidated financial statements of Modem Media appearing elsewhere in this Annual Report on Form 10-K.

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

   Business Concentration and Credit Risk--The Company's services have been provided to a limited number of clients in a variety of industries. One customer accounted for 42.4% of the Company's revenues during the year ended December 31, 1997. Two customers accounted for 34.7% of gross accounts receivable as of December 31, 1997.

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

   Income Taxes--The Company and Bozell have certain tax-sharing arrangements as described in Note 4. The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

   Foreign Currency Translation--The Company's financial statements were prepared in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Under this method, net foreign currency transaction gains and losses are included in the accompanying statement of operations. Such gains and losses were immaterial for the year ended December 31, 1997.

            POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

   Fair Value of Financial Instruments--The carrying value of the Company's assets and liabilities approximate their fair values due to the short maturities of these financial instruments.

2. Lease Commitments

   The Company leases office space in the United Kingdom and Hong Kong and equipment under capital and operating leases expiring in various years through 2002. Rent expense related to operating leases totaled $231,000 for the year ended December 31, 1997.

   Future minimum lease payments under noncancellable capital and operating leases with lease terms in excess of one year as of December 31, 1997 are as follows:

                                                             Capital   Operating
                                                             --------  ---------
      1998.................................................. $185,000  $287,000
      1999..................................................  143,000   253,000
      2000..................................................   15,000   125,000
      2001..................................................      --    125,000
      2002..................................................      --     32,000
      Thereafter............................................      --        --
                                                             --------  --------
                                                              343,000  $822,000
                                                                       ========
      Less: amount representing interest....................  (84,000)
                                                             --------
                                                             $259,000
                                                             ========

   Assets under capital leases are included in the 1997 balance sheet as follows:

      Furniture, computers and software............................... $387,000
      Less: accumulated depreciation and amortization.................  (55,000)
                                                                       --------
      Total assets under capital leases, net.......................... $332,000
                                                                       ========

3. Related Party Transactions

   Due to Bozell--Amounts remitted to, and borrowed from, Bozell to fund operations are non-interest bearing. Amounts owed to Bozell as of the effective date of the sale of the Company to Modem Media (see Note 1) will be contributed to paid-in capital. Accordingly, the balance outstanding as of December 31, 1997 has been reflected as a noncurrent liability in the accompanying balance sheet.

   The average amount outstanding for the year ended December 31, 1997 was approximately $60,000. The amount was incurred ratably over the year as advances to fund operations.

   Parent Company Allocations--Bozell charges each of its operating units for general corporate expenses incurred at the parent company level, including costs to administer certain employee benefit plans; legal, accounting and treasury services; use of office facilities; and other services for certain operations. These charges amounted to approximately $115,000 for the year ended December 31, 1997 and are included in office and general expenses in the accompanying statement of operations. The Company believes that the method used to allocate these general corporate expenses (based on revenue) is reasonable and that the expenses that would have been incurred on a stand-alone basis would not be materially different.

            POPPE TYSON STRATEGIC INTERACTIVE MARKETING OPERATIONS

4. Income Taxes

   The Company operates under a tax-sharing agreement with Bozell and, until October 1, 1998, the effective date of the sale of the Company to Modem Media, will continue to be, for federal income tax purposes, included in Bozell's consolidated returns.

   The components of loss before income taxes are as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                       1997
                                                                   ------------
      Domestic.................................................... $  (352,000)
      International...............................................  (2,296,000)
                                                                   -----------
                                                                   $(2,648,000)
                                                                   ===========

   The benefit for income taxes consists of the following:

                                                                     Year Ended
                                                                    December 31,
                                                                        1997
                                                                    ------------
      Current benefit:
        Federal....................................................  $(110,000)
        Foreign....................................................        --
        State......................................................    (38,000)
                                                                     ---------
                                                                     $(148,000)
                                                                     =========

   The Company's effective income tax rate and the U.S. statutory rate of 35.0% differ principally because the Company has not recognized tax benefits on the losses of its international operations.

5. Subsequent Events

   Effective October 1, 1998, the Poppe Tyson Strategic Interactive Marketing Operations were purchased by Modem Media. This transaction is further discussed in Note 2 to the consolidated financial statements of Modem Media appearing elsewhere in this Annual Report on Form 10-K.