Form 10-Q
period 2000-03-31
MODEM MEDIA POPPE TYSON INC
filed 2000-05-12
CIK 1024787

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

                      For the quarter ended March 31, 2000

                          Commission File No. 0-21935

                               ----------------

                        Modem Media . Poppe Tyson, Inc.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               06-1464807
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                                230 East Avenue
                               Norwalk, CT 06855
                                 (203) 299-7000
             (Address of principal executive offices and zip code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 24,337,056 shares of the Registrant's Class A Common Stock, $.001 par value, and no shares of the Registrant's Class B common stock, $.001 par value, outstanding as of April 28, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                   Description                            Page
                                   -----------                            ----
 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2000 and
         December 31, 1999..............................................    1

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999...........................    2

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999...........................    3

         Notes to Condensed Consolidated Financial Statements...........    4

 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................   7

 PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................   12

 Item 2. Changes in Securities and Use of Proceeds......................   12

 Item 3. Defaults Upon Senior Securities................................   12

 Item 4. Submission of Matters to a Vote of Security Holders............   12

 Item 5. Other Information..............................................   12

 Item 6. Exhibits and Reports on Form 8-K...............................   12

        Signatures.......................................................  13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................  $ 29,143,000  $ 30,265,000
  Short-term investments...........................       356,000    16,859,000
  Accounts receivable, net.........................    25,486,000    18,090,000
  Unbilled revenues................................     3,752,000     2,066,000
  Deferred income taxes............................     1,304,000     1,004,000
  Other current assets.............................     3,572,000     2,967,000
                                                     ------------  ------------
   Total current assets............................    63,613,000    71,251,000
Noncurrent assets:
  Property and equipment, net......................    15,911,000    14,192,000
  Goodwill, net....................................   116,876,000    55,742,000
  Deferred income taxes............................     4,806,000       602,000
  Other assets.....................................     5,175,000     3,945,000
                                                     ------------  ------------
   Total noncurrent assets.........................   142,768,000    74,481,000
                                                     ------------  ------------
   Total assets....................................  $206,381,000  $145,732,000
                                                     ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................  $  4,778,000  $  5,346,000
  Pre-billed media.................................     8,841,000     6,639,000
  Advance billings.................................     2,789,000     2,736,000
  Deferred revenues................................     4,660,000     4,125,000
  Accrued expenses and other current liabilities...    14,989,000    14,718,000
                                                     ------------  ------------
   Total current liabilities.......................    36,057,000    33,564,000
Other liabilities..................................     1,301,000       692,000
Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued and outstanding..           --            --
  Common stock, Class A, $.001 par value,
   44,909,539 shares authorized, 13,323,623 and
   12,115,970 shares issued, respectively..........        13,000        12,000
  Common stock, Class B, $.001 par value,
   11,116,326 shares authorized, 11,109,295 and
   11,116,326 shares issued and outstanding,
   respectively....................................        11,000        11,000
  Paid-in capital..................................   181,987,000   121,151,000
  Accumulated deficit..............................   (11,571,000)   (8,604,000)
  Treasury stock, 191,865 and 184,834 shares of
   Class A common stock, at cost, respectively.....    (1,157,000)   (1,118,000)
  Accumulated other comprehensive income...........      (260,000)       24,000
                                                     ------------  ------------
   Total stockholders' equity......................   169,023,000   111,476,000
                                                     ------------  ------------
   Total liabilities and stockholders' equity......  $206,381,000  $145,732,000
                                                     ============  ============

           See notes to condensed consolidated financial statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
                                                           (unaudited)
Revenues............................................ $28,537,000  $12,383,000
Cost of revenues....................................  14,316,000    6,506,000
                                                     -----------  -----------
Gross profit........................................  14,221,000    5,877,000
Operating expenses:
  Sales and marketing...............................   1,238,000      347,000
  General and administrative........................  12,818,000    5,554,000
  Amortization of goodwill..........................   3,029,000      590,000
                                                     -----------  -----------
    Total operating expenses........................  17,085,000    6,491,000
                                                     -----------  -----------
Operating loss......................................  (2,864,000)    (614,000)
Interest income, net................................     544,000      337,000
                                                     -----------  -----------
Loss before income taxes............................  (2,320,000)    (277,000)
Provision for income taxes..........................     647,000      196,000
                                                     -----------  -----------
Net loss............................................ $(2,967,000) $  (473,000)
                                                     ===========  ===========
Basic and diluted net loss per share................ $     (0.13) $     (0.02)
                                                     ===========  ===========
Basic and diluted weighted-average number of common
 shares outstanding.................................  23,583,000   19,310,000
                                                     ===========  ===========


           See notes to condensed consolidated financial statements.

                MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                                                            (unaudited)
Cash flows from operating activities:
 Net loss............................................ $(2,967,000) $  (473,000)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation.......................................   1,224,000      742,000
  Amortization of goodwill...........................   3,029,000      590,000
  Provision for doubtful accounts....................     403,000      108,000
  Other, net.........................................     611,000          --

  Changes in assets and liabilities:
   Accounts receivable...............................  (6,740,000)   4,937,000
   Unbilled revenues.................................  (1,696,000)    (531,000)
   Other current assets..............................    (436,000)    (481,000)
   Accounts payable, accrued expenses and other
    current liabilities..............................  (3,152,000)  (3,196,000)
   Pre-billed media..................................   2,219,000   (1,289,000)
   Advance billings..................................      53,000     (101,000)
   Deferred revenues.................................     526,000     (841,000)
   Other, net........................................     186,000      278,000
                                                      -----------  -----------
    Net cash used in operating activities............  (6,740,000)    (257,000)

Cash flows from investing activities:
 Purchases of property and equipment.................  (2,217,000)    (881,000)
 Acquisitions, net of cash acquired.................. (11,115,000)         --
 Purchases of short-term investments.................    (324,000)         --
 Maturities of short-term investments................  16,859,000          --
 Other, net..........................................      14,000          --
                                                      -----------  -----------
    Net cash provided by (used in) investing
     activities......................................   3,217,000     (881,000)

Cash flows from financing activities:
 Proceeds from initial public offering...............         --    43,459,000
 Funding to True North...............................     (14,000)  (2,672,000)
 Exercises of stock options..........................   2,692,000          --
 Other, net..........................................    (116,000)      66,000
                                                      -----------  -----------
    Net cash provided by financing activities........   2,562,000   40,853,000
                                                      -----------  -----------

Effect of exchange rates on cash and cash
 equivalents.........................................    (161,000)         --
                                                      -----------  -----------

Net (decrease) increase in cash and cash
 equivalents.........................................  (1,122,000)  39,715,000
Cash and cash equivalents, beginning of the period...  30,265,000    7,824,000
                                                      -----------  -----------
Cash and cash equivalents, end of the period......... $29,143,000  $47,539,000
                                                      ===========  ===========

           See notes to condensed consolidated financial statements.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media . Poppe Tyson, Inc. ("Modem Media" or the "Company") is a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Global 500 and select online businesses. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Tokyo, Hong Kong and Sao Paulo.

   Basis of Presentation--The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

   Business Combinations--Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of their respective acquisition. Net assets of acquired companies are recorded at their fair value to the Company at the date of acquisition unless any such company was acquired in a transaction between entities under common control, in which case the net assets of such company are recorded at historical cost.

   Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company's effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which the Company did not recognize tax benefits.

   Cash, Cash Equivalents and Short-Term Investments--The Company's short-term investments reflected in the accompanying condensed consolidated balance sheets have been classified as held-to-maturity securities and are carried at amortized cost, which approximates market, since management has the positive intent and ability to hold such investments to maturity. Short-term investments principally consist of commercial paper maturing less than six months from the date of purchase.

   Earnings Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income
(loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The Company had net losses for the three months ended March 31, 2000 and 1999; as a result, none of the options or warrants outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive.

   All historical share and per-share amounts have been restated to reflect the 2-for-1 stock split effected by the Company on March 1, 2000 (see Note 3).

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

2. Acquisitions

   In February 2000, the Company acquired substantially all of the assets of Eurokapi Multimedia S.A. ("Eurokapi"), a builder and marketer of e-businesses in Paris, France, for approximately $450,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi have been included in the Company's condensed consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of approximately $500,000 is being amortized over a five-year period.

   In February 2000, the Company acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for approximately $63,600,000. Vivid is a professional services company, with approximately 100 employees, that provides strategic interactive marketing services for Fortune 500 companies and Internet start-ups. The consideration was comprised of approximately $10,200,000 in cash, approximately $14,400,000 in Modem Media Class A common stock (446,010 shares), of which approximately $4,500,000 will remain in escrow as security for the indemnification obligations of the sellers, and approximately $39,000,000 in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in the Company's condensed consolidated financial statements from the date of its acquisition. The preliminary allocation of the excess of purchase price over the fair value of net assets acquired of approximately $63,800,000 is being amortized over a five-year period and is subject to final determination.

   In March 2000, the Company purchased its affiliate office in Sao Paulo, Brazil ("Modem Media Brazil") from its former parent, True North
Communications Inc. ("True North"), for $135,000 in cash. Because the transaction occurred among True North and majority-owned, controlled subsidiaries, the transaction was recorded at historical cost.

3. Equity

   On March 1, 2000, the Company effected a 2-for-1 stock split, paid in the form of a stock dividend, of both classes of its outstanding common stock. All historical share and per-share amounts have been restated to reflect the stock split.

   On March 15, 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4,500,000 shares of the Company's Class A common stock. The Company subsequently postponed this offering due to adverse market conditions. As of March 31, 2000, approximately $800,000 in offering-related costs have been deferred by the Company and reflected as other assets in the accompanying condensed consolidated balance sheet. If the Company determines that the offering will not be consummated, the Company will charge these costs to operations in the period in which this determination is made.

   On April 26, 2000, True North and its subsidiaries converted all of their shares of the Company's Class B common stock into shares of the Company's Class A common stock. As a result, True North and its subsidiaries' combined voting power in the Company was reduced to approximately 46% of total voting power. As a result of such reduction, the Company no longer is subject to restrictions on its indebtedness. The conversion was originally scheduled to occur on June 30, 2000.

               MODEM MEDIA . POPPE TYSON, INC. AND SUBSIDIARIES

4. Comprehensive Income

   The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. Total comprehensive income (loss) for the three months ended March 31, 2000 and 1999 is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2000        1999
                                                        -----------  ---------
Net loss............................................... $(2,967,000) $(473,000)
Foreign currency translation adjustment................    (284,000)     9,000
                                                        -----------  ---------
  Total comprehensive loss............................. $(3,251,000) $(464,000)
                                                        ===========  =========

5. Related Party Transactions

   In the normal course of business, the Company and True North have from time-to-time entered into various business transactions and agreements, and may enter into additional transactions in the future (see Notes 2 and 3).

6. Geographic Information

   Information about the Company's operations in different geographic regions is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
Revenues:
  Domestic........................................ $ 22,403,000  $ 10,779,000
  International...................................    6,134,000     1,604,000
                                                   ------------  ------------
                                                   $ 28,537,000  $ 12,383,000
                                                   ============  ============
Earnings before interest, taxes and amortization
 of goodwill:
  Domestic........................................ $    831,000  $    358,000
  International...................................     (666,000)     (382,000)
                                                   ------------  ------------
                                                   $    165,000  $    (24,000)
                                                   ============  ============
(Loss) income before income taxes:
  Domestic........................................ $ (1,426,000) $    121,000
  International...................................     (894,000)     (398,000)
                                                   ------------  ------------
                                                   $ (2,320,000) $   (277,000)
                                                   ============  ============
Net loss:
  Domestic........................................ $ (2,037,000) $   (192,000)
  International...................................     (930,000)     (281,000)
                                                   ------------  ------------
                                                   $ (2,967,000) $   (473,000)
                                                   ============  ============
                                                    March 31,    December 31,
                                                       2000          1999
                                                   ------------  ------------
Identifiable assets:
  Domestic........................................ $183,696,000  $126,521,000
  International...................................   22,685,000    19,211,000
                                                   ------------  ------------
                                                   $206,381,000  $145,732,000
                                                   ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements herein constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results of Modem Media to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

 . history of operating losses;            . the cost and timing of
                                            international expansion;


 . dependence on a limited number of
  clients;                                . the ability to manage future
                                            growth, if any;


 . variability of operating results;
                                          . dependence on key management
                                            personnel;

 . the ability to accurately estimate
  costs in fixed-fee engagements;

                                          . exclusivity arrangements with
                                            clients that may limit our ability
                                            to provide services to others;

 . the ability to attract and retain
  qualified professionals;


 . the ability to successfully             . dependence on technology;
  introduce and expand the Me-business
  Network and CentrPort technology;

                                          . dependence on the continued growth
                                            of the Internet; and


 . the ability to integrate acquired
  companies;                              . changes in government regulation
                                            including regulation of privacy
                                            issues.

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

We call this comprehensive approach, focused on building enduring, mutually beneficial client-customer relationships, Me-businessSM, since in the eyes of the customer, the company that best answers "my" needs will get "my" business.

   We established the Me-business Network to enhance the distribution of our Me-business solutions to our clients' customers. The network is designed to seamlessly deliver services across multiple Internet-enabled communication channels including websites, e-mail, wireless devices and call centers by deploying the functionality of best-of-breed vendors on each channel. Through CentrPortSM, our proprietary data and distribution management platform, we provide clients an outsourced service to identify, accumulate and analyze customer data generated through the Me-business Network's various communication channels. By enabling a cross-channel understanding of individual customer needs, we can continuously tailor new services for our clients' customers and deliver them appropriately.

   Since our inception in 1987, we have established and maintained relationships with Global 500 and select online businesses. Our clients include Citibank, Intel, General Motors, Delta Air Lines, General Electric, IBM and JCPenney. We service our clients through a global network of offices in North America, Latin America, Europe and Asia with our staff of over 850 employees.

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

   Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary employees that we use to provide professional services, costs associated with the CentrPort technology and certain other direct costs.

   Sales and marketing consists of salaries, employee benefits and incentive compensation of new business and other sales and marketing personnel, as well as certain other marketing costs. During 2000, we have substantially increased our spending on marketing and advertising on a global basis to promote the Modem Media brand. In addition, we have increased our sales personnel to expand new business efforts.

   General and administrative includes salaries, employee benefits and incentive compensation of administrative and other nonbillable employees, as well as office rent, utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses.

   We have experienced operating losses or net losses in ten of the thirteen quarters from January 1, 1997 through March 31, 2000. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations and intend to continue to invest in ongoing expansion and integration efforts, as well as infrastructure development. As a result of these increased costs, and the amortization of goodwill related to our acquisition of Vivid, we expect to incur net losses for the foreseeable future.

   During the first quarter of 2000, 78.5% of our revenues were domestic and 21.5% were international. We anticipate that our domestic operations will experience declines in margins as we hire strategy and technology personnel in anticipation of new engagements and the further development of the CentrPort technology platform. We intend to increase hiring internationally to meet demand and provide full-service capabilities in each office. International revenues are expected to grow at a faster rate than domestic operations. International margins will continue to be lower than domestic margins due to competitive pricing, lower utilization rates, higher benefit costs and higher occupancy and infrastructure costs.

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

   Our revenues have historically been higher during the second half of each year. During the first quarter of each year, we have historically experienced revenue declines from the fourth quarter of the preceding year as clients reestablish their annual budgets allocated to their Internet initiatives. Although we did not experience this variation in the first quarters of 2000 and 1999, there can be no assurance that the variation will not return in future fiscal years.

Results of Operations

   The following table sets forth certain items from our statements of operations for the three months ended March 31, 2000 and 1999 included elsewhere in this Quarterly Report on Form 10-Q:

                                               Three Months Ended
                                                    March 31,
                                       ---------------------------------------
                                             2000                 1999
                                       ------------------   ------------------
                                                   (unaudited)
Revenues.............................. $28,537,000  100.0 % $12,383,000  100.0 %
Cost of revenues......................  14,316,000   50.2     6,506,000   52.5
                                       -----------  -----   -----------  -----
Gross profit..........................  14,221,000   49.8     5,877,000   47.5
Sales and marketing...................   1,238,000    4.3       347,000    2.8
General and administrative............  12,818,000   44.9     5,554,000   44.9
Amortization of goodwill..............   3,029,000   10.6       590,000    4.8
                                       -----------  -----   -----------  -----
Operating loss........................  (2,864,000) (10.0)     (614,000)  (5.0)
Interest income, net..................     544,000    1.9       337,000    2.7
Provision for income taxes............     647,000    2.3       196,000    1.5
                                       -----------  -----   -----------  -----
Net loss.............................. $(2,967,000) (10.4)% $  (473,000)  (3.8)%
                                       ===========  =====   ===========  =====

Results of Operations--Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   Revenues. Revenues increased $16.2 million, or 130.5%, to $28.5 million for the three months ended March 31, 2000 from $12.4 million for the three months ended March 31, 1999. Revenues increased primarily as a result of increased services provided to existing clients and the addition of new clients, as well as our acquisition of Vivid, which accounted for approximately $1.8 million of consolidated revenues during the first quarter of 2000.

   Cost of Revenues and Gross Profit. Cost of revenues increased $7.8 million, or 120.0%, to $14.3 million for the three months ended March 31, 2000 from $6.5 million for the three months ended March 31, 1999. Gross margin improved to 49.8% of consolidated revenues for the first quarter of 2000 from 47.5% for the first quarter of 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount primarily due to our acquisitions of Vivid, Eurokapi and Modem Media Brazil. The increase in gross margin in the first quarter of 2000 compared to the first quarter of 1999 was primarily due to higher billing rates.

   Sales and Marketing. Sales and marketing increased $0.9 million, or 256.8% to $1.2 million for the three months ended March 31, 2000 compared to $0.3 million for the three months ended March 31, 1999. Sales and marketing represented 4.3% of revenues for the first quarter of 2000 and 2.8% for the first quarter of 1999. The dollar and percentage increases in sales and marketing were primarily attributable to increased salaries, benefits and incentive compensation associated with an increase in headcount.

   General and Administrative. General and administrative increased $7.3 million, or 130.8%, to 12.8 million for the three months ended March 31, 2000 from $5.6 million for the three months ended March 31, 1999. General and administrative remained constant at 44.9% of revenues for the first quarter of 2000 and 1999. The dollar increase in general and administrative was primarily the result of increased occupancy, office support and personnel costs of administrative and other nonbillable employees incurred in connection with an increase in headcount.

   Amortization of Goodwill. Amortization of goodwill increased by $2.4 million, or 413.4%, to $3.0 million for the three months ended March 31, 2000 from $0.6 million for the three months ended March 31, 1999. The increase is primarily a result of our acquisition of Vivid, as well as certain international offices.

   Interest Income, Net. The net increase to $0.5 million during the three months ended March 31, 2000 is principally attributable to interest income earned on investments purchased with the proceeds from our initial public offering, which occurred in February 1999.

   Income Taxes. We had a provision for income taxes of $0.6 million on pre-tax loss of $2.3 million for the three months ended March 31, 2000, as compared to a provision for income taxes of $0.2 million on a pre-tax loss of $0.3 million for the three months ended March 31, 1999. Our effective income tax rate was 27.9% for the three months ended March 31, 2000 as compared to an effective income tax rate of 70.8% for the three months ended March 31, 1999. Our effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Liquidity and Capital Resources

   We historically have financed our operations from funds generated from operations and proceeds from our initial public offering.

   Net cash used in operating activities was $6.7 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively.

   Net cash provided by (used in) investing activities was $3.2 million and $(0.9) million for the three months ended March 31, 2000 and 1999, respectively. Investing activities reflect our acquisitions, as well as the maturities of our short-term investments, in 2000 and purchases of property and equipment in both periods.

   Net cash provided by financing activities was $2.6 million and $40.9 million for the three months ended March 31, 2000 and 1999, respectively. The primary sources of cash flows from financing activities in 2000 and 1999 are proceeds from the exercise of employee stock options and our initial public offering, respectively.

   Our short-term capital commitments include lease payments over the next 12 months aggregating approximately $7.3 million and the funding of certain of our international operations. Our long-term capital needs will depend on numerous factors, including the rates at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate growth, as well as the rate at which we choose to invest in new technologies and additional global expansion. We have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand our operations.

   We believe that our cash on hand and short term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months. In order to accelerate the development of our business, we may need additional funds which we may seek through public or private financings or other sources.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   On February 4, 1999, the Securities and Exchange Commission declared our registration statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, we completed an initial public offering of an aggregate of 5,980,000 shares of our Class A common stock at an offering price of $8.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to us, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to our directors, officers, or general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. We used $6,000,000 of these proceeds to settle an intercompany note payable to True North and approximately $23,200,000 to acquire and fund the operations of complementary businesses in Tokyo, Munich, Paris, Brazil and San Francisco. We have invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

     Exhibit
     No.                                 Description
     -------                             -----------
      3.2(b)  Amendment to the Amended and Restated Bylaws of the Company
              effective as of April 25, 2000

      4.8     Agreement dated April 26, 2000, by and between True North
              Communications Inc. and the Company, amending the Intercompany
              Credit Agreement, dated February 3, 1999, and Stockholders
              Agreement, dated May 4, 1999

     10.2(k) Employment Agreement dated December 31, 1998 between the Company and John Nardone

     10.2(l)  Letter Agreement dated January 31, 2000 between the Company and
              John Nardone

     10.2(m)  Letter Agreement dated January 31, 2000 between the Company and
              Amy Nenner

     10.3(e) Covenant Not to Compete or Solicit Business between the Company and John Nardone, dated as of December 31, 1998

      27.1    Financial Data Schedule

   (b) Reports on Form 8-K

   Modem Media filed a Form 8-K on February 25, 2000 reporting in Item 2 the consummation of Modem Media's acquisition of Vivid Holdings, Inc. This Form 8-K was subsequently amended on March 15, 2000, reporting in Item 7 the financial statements of Vivid Holdings, Inc. and the pro forma combined financial statements of Modem Media and Vivid Holdings, Inc.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MODEM MEDIA . POPPE TYSON, INC.

Date: May 12, 2000

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