Form 10-Q
period 2000-06-30
MODEM MEDIA POPPE TYSON INC
filed 2000-08-10
CIK 1024787

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

                      For the quarter ended June 30, 2000

                          Commission File No. 0-21935

                               ----------------

                               Modem Media, Inc.
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

  There were 24,509,147 shares of the Registrant's Common Stock, $.001 par value, outstanding as of July 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                     Description                          Page
                                     -----------                          ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of June 30, 2000
            and December 31, 1999.......................................    1
            Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2000 and 1999...........    2
            Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2000 and 1999.........................    3
            Notes to Condensed Consolidated Financial Statements........    4
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    9

 PART II. OTHER INFORMATION

    Item 1. Legal Proceedings...........................................   15
    Item 2. Changes in Securities and Use of Proceeds...................   15
    Item 3. Defaults Upon Senior Securities.............................   15
    Item 4. Submission of Matters to a Vote of Security Holders.........   15
    Item 5. Other Information...........................................   16
    Item 6. Exhibits and Reports on Form 8-K............................   16
            Signatures..................................................   17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 30,565,000  $ 30,265,000
  Short-term investments...........................      226,000    16,859,000
  Accounts receivable, net.........................   26,199,000    18,090,000
  Unbilled revenues................................    2,416,000     2,066,000
  Deferred income taxes............................    1,533,000     1,004,000
  Other current assets.............................    3,927,000     2,967,000
                                                    ------------  ------------
    Total current assets...........................   64,866,000    71,251,000

Noncurrent assets:
  Property and equipment, net......................   17,809,000    14,192,000
  Goodwill, net....................................  113,369,000    55,742,000
  Deferred income taxes............................    5,183,000       602,000
  Other assets.....................................    6,381,000     3,945,000
                                                    ------------  ------------
    Total noncurrent assets........................  142,742,000    74,481,000
                                                    ------------  ------------
    Total assets................................... $207,608,000  $145,732,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  3,867,000  $  5,346,000
  Pre-billed media.................................    5,023,000     6,639,000
  Advance billings.................................    4,797,000     2,736,000
  Deferred revenues................................    8,021,000     4,125,000
  Accrued expenses and other current liabilities...   19,499,000    14,718,000
                                                    ------------  ------------
    Total current liabilities......................   41,207,000    33,564,000

Other liabilities..................................    2,422,000       692,000

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued and outstanding..          --            --
  Common stock, $.001 par value, 145,000,000 shares
   authorized, 24,672,164 and 12,115,970 shares
   issued, respectively............................       25,000        12,000
  Common stock, Class B, $.001 par value, -0- and
   11,116,326 shares authorized, -0- and 11,116,326
   shares issued and outstanding, respectively.....          --         11,000
  Paid-in capital..................................  182,970,000   121,151,000
  Accumulated deficit..............................  (17,326,000)   (8,604,000)
  Treasury stock, 195,005 and 184,834 shares of
   common stock, at cost, respectively.............   (1,175,000)   (1,118,000)
  Accumulated other comprehensive income...........     (515,000)       24,000
                                                    ------------  ------------
    Total stockholders' equity.....................  163,979,000   111,476,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $207,608,000  $145,732,000
                                                    ============  ============

           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended        Six Months Ended
                                     June 30,                 June 30,
                              ------------------------ ------------------------
                                 2000         1999        2000         1999
                              -----------  ----------- -----------  -----------
                                    (unaudited)              (unaudited)
Revenues....................  $32,825,000  $16,042,000 $61,362,000  $28,425,000
Cost of revenues............   17,835,000    6,811,000  32,151,000   13,317,000
                              -----------  ----------- -----------  -----------
Gross profit................   14,990,000    9,231,000  29,211,000   15,108,000
Operating expenses:
  Sales and marketing.......    1,944,000      430,000   3,182,000      777,000
  General and
   administrative...........   13,983,000    6,773,000  26,801,000   12,327,000
  Write-off of offering-
   related costs............      722,000          --      722,000          --
  Amortization of goodwill..    4,109,000      719,000   7,138,000    1,309,000
                              -----------  ----------- -----------  -----------
    Total operating
     expenses...............   20,758,000    7,922,000  37,843,000   14,413,000
                              -----------  ----------- -----------  -----------
Operating (loss) income.....   (5,768,000)   1,309,000  (8,632,000)     695,000
Interest income, net........      437,000      504,000     981,000      841,000
                              -----------  ----------- -----------  -----------
(Loss) income before income
 taxes......................   (5,331,000)   1,813,000  (7,651,000)   1,536,000
Provision for income taxes..      424,000    1,232,000   1,071,000    1,428,000
                              -----------  ----------- -----------  -----------
Net (loss) income...........  $(5,755,000) $   581,000 $(8,722,000) $   108,000
                              ===========  =========== ===========  ===========
Net (loss) income per share:
  Basic.....................  $     (0.24) $      0.03 $     (0.36) $      0.01
                              ===========  =========== ===========  ===========
  Diluted...................  $     (0.24) $      0.03 $     (0.36) $      0.00
                              ===========  =========== ===========  ===========
Weighted-average number of
 common shares outstanding:
  Basic.....................   24,356,000   22,184,000  23,972,000   20,538,000
                              ===========  =========== ===========  ===========
  Diluted...................   24,356,000   23,370,000  23,972,000   21,680,000
                              ===========  =========== ===========  ===========


           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  -----------
                                                            (unaudited)
Cash flows from operating activities:
 Net (loss) income..................................  $ (8,722,000) $   108,000
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation......................................     2,626,000    1,691,000
  Amortization of goodwill..........................     7,138,000    1,309,000
  Provision for doubtful accounts...................       639,000      167,000
  Loss on disposal of equipment.....................       201,000      170,000
  Other, net........................................       927,000          --
  Changes in assets and liabilities:
   Accounts receivable..............................    (7,882,000)  (1,544,000)
   Unbilled revenues................................      (394,000)  (1,514,000)
   Other current assets.............................      (732,000)    (576,000)
   Accounts payable, accrued expenses and other
    current liabilities.............................      (368,000)   2,173,000
   Pre-billed media.................................    (1,576,000)    (509,000)
   Advance billings.................................     2,069,000      379,000
   Deferred revenues................................     3,909,000      (81,000)
   Other, net.......................................      (347,000)    (725,000)
                                                      ------------  -----------
    Net cash (used in) provided by operating
     activities.....................................    (2,512,000)   1,048,000
Cash flows from investing activities:
  Purchases of property and equipment...............    (5,580,000)  (4,001,000)
  Acquisitions, net of cash acquired................   (11,374,000)  (1,419,000)
  Purchases of short-term investments...............      (209,000)         --
  Maturities of short-term investments..............    16,859,000          --
                                                      ------------  -----------
    Net cash used in investing activities...........      (304,000)  (5,420,000)
Cash flows from financing activities:
  Proceeds from initial public offering.............           --    43,459,000
  Funding to True North.............................       (14,000)  (3,297,000)
  Purchases of treasury stock.......................       (57,000)    (428,000)
  Principal payments made under capital lease
   obligations......................................      (172,000)    (195,000)
  Exercises of stock options........................     3,180,000      707,000
                                                      ------------  -----------
    Net cash provided by financing activities.......     2,937,000   40,246,000
                                                      ------------  -----------
Effect of exchange rates on cash and cash
 equivalents........................................       179,000          --
                                                      ------------  -----------
Net increase in cash and cash equivalents...........       300,000   35,874,000
Cash and cash equivalents, beginning of the period..    30,265,000    7,824,000
                                                      ------------  -----------
Cash and cash equivalents, end of the period........  $ 30,565,000  $43,698,000
                                                      ============  ===========

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Nature of Operations--Modem Media, Inc. ("Modem Media" or the "Company"), formerly Modem Media . Poppe Tyson, Inc., is a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Global 500 and select online businesses. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Tokyo, Hong Kong and Sao Paulo.

  Basis of Presentation--The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

  Business Combinations--Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of their respective acquisition. Net assets of acquired companies are recorded at their fair value to the Company at the date of acquisition unless any such company was acquired in a transaction between entities under common control, in which case the assets of such company are recorded at historical cost.

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

  Earnings Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share gives effect to all dilutive securities that were outstanding during each period. The Company had net losses for the three and six months ended June 30, 2000; as a result, none of the options or warrants outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive. The following table sets forth the computation of the weighted-average number of common shares outstanding on a diluted basis:

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                    --------------------- ---------------------
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Basic weighted-average number of
 common shares outstanding........  24,356,000 22,184,000 23,972,000 20,538,000
Dilutive effect of stock options
 and warrants.....................         --   1,186,000        --   1,142,000
                                    ---------- ---------- ---------- ----------
Diluted weighted-average number of
 common shares outstanding........  24,356,000 23,370,000 23,972,000 21,680,000
                                    ========== ========== ========== ==========

  All historical share and per-share amounts have been restated to reflect the 2-for-1 stock split effected by the Company on March 1, 2000 (see Note 3).

  Recently Issued Accounting Pronouncements--In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain derivative instruments and hedging activities. SFAS No. 133 was previously amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. In June 2000, the SEC issued SAB No. 101B, Second Amendment:
Revenue Recognition in Financial Statements, which delays the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999, or, in the case of the Company, the fourth quarter of 2000. Management does not believe that the adoption of SAB 101 will have a material impact on the Company's results of operations.

2. Acquisitions

  In February 2000, the Company acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for approximately $63,600,000. Vivid is a professional services company, with approximately 100 employees, that provides strategic interactive marketing services for Fortune 500 companies and Internet start-ups. The consideration was comprised of approximately $10,200,000 in cash, approximately $14,400,000 in Modem Media common stock (446,010 shares, of which 139,706 will remain in escrow as security for the indemnification obligations of the sellers), and approximately $39,000,000 in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in the Company's financial statements from the date of its acquisition. The preliminary allocation of the excess of purchase price over the fair value of net assets acquired of approximately $64,500,000 is being amortized over a five-year period and is subject to final determination.

  In February 2000, the Company acquired substantially all of the assets of Eurokapi Multimedia S.A. ("Eurokapi"), a builder and marketer of e-businesses in Paris, France, for approximately $450,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi have been included in the Company's financial statements from the date of its acquisition. The

                      MODEM MEDIA, INC. AND SUBSIDIARIES
excess of purchase price over the net assets acquired of approximately $500,000 is being amortized over a five-year period.

  In March 2000, the Company purchased its affiliate office in Sao Paulo, Brazil ("Modem Media Brazil") from its former parent, True North
Communications Inc. ("True North"), for $135,000 in cash. Because the transaction occurred among True North and majority-owned, controlled subsidiaries, the transaction was recorded at historical cost. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Brazil have been included in the Company's financial statements from the date of its acquisition.

  In June 2000, the Company entered into an agreement that obligates it to purchase, prior to December 1, 2000, approximately 8.5% of the common interests of CentrPort, LLC from a minority interest holder in exchange for a $2,550,000 note payable. Such note is payable in 24 equal monthly installments, the first of which was paid during the quarter, and bears interest at a rate of 9.5% per annum.

3. Equity

  On March 1, 2000, the Company effected a 2-for-1 stock split, paid in the form of a stock dividend, of all classes of its outstanding common stock. All historical share and per-share amounts have been restated to reflect the stock split.

  On March 15, 2000, the Company filed a registration statement with the SEC relating to a proposed public offering of its common stock. This offering was subsequently cancelled due to adverse market conditions. During the three months ended June 30, 2000, $722,000 in offering-related costs were charged to operations by the Company and are reflected in the accompanying condensed consolidated statements of operations.

  On April 26, 2000, True North and its subsidiaries converted all of their shares of the Company's Class B common stock into shares of the Company's Class A common stock. As a result, True North and its subsidiaries' combined voting power in the Company was reduced below 50% of total voting power. As a result of such reduction, the Company is no longer subject to restrictions on its indebtedness. The conversion was originally scheduled to occur on June 30, 2000.

  On June 5, 2000, the shareholders of the Company approved an amendment to the Company's certificate of incorporation to (a) eliminate references to the Company's Class B common stock, (b) reclassify the Company's Class A common stock as common stock and (c) increase the number of shares of common stock authorized for issuance to 145,000,000. At the time of the amendment, no shares of Class B common stock were outstanding.

4. Related Party Transactions

  In the normal course of business, the Company and True North have from time-to-time entered into various business transactions and agreements, and may enter into additional transactions in the future (see Notes 2 and 3).

5. Comprehensive Income

  The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. Total comprehensive (loss) income for the three and six months ended June 30, 2000 and 1999 is as follows:

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                         ------------------------  --------------------------
                            2000         1999          2000          1999
                         -----------  -----------  ------------  ------------
Net (loss) income....... $(5,755,000) $   581,000  $ (8,722,000) $    108,000
Foreign currency
 translation
 adjustment.............    (255,000)      (9,000)     (539,000)          --
                         -----------  -----------  ------------  ------------
  Total comprehensive
   (loss) income........ $(6,010,000) $   572,000  $ (9,261,000) $    108,000
                         ===========  ===========  ============  ============

6. Geographic Information

  Information about the Company's operations in different geographic regions is as follows:

                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                         ------------------------  --------------------------
                            2000         1999          2000          1999
                         -----------  -----------  ------------  ------------
Revenues:
  Domestic.............. $26,634,000  $13,978,000  $ 49,037,000  $ 24,757,000
  International.........   6,191,000    2,064,000    12,325,000     3,668,000
                         -----------  -----------  ------------  ------------
                         $32,825,000  $16,042,000  $ 61,362,000  $ 28,425,000
                         ===========  ===========  ============  ============
Earnings before
 interest, taxes and
 amortization of
 goodwill:
  Domestic.............. $   211,000  $ 2,296,000  $  1,042,000  $  2,654,000
  International.........  (1,870,000)    (268,000)   (2,536,000)     (650,000)
                         -----------  -----------  ------------  ------------
                         $(1,659,000) $ 2,028,000  $ (1,494,000) $  2,004,000
                         ===========  ===========  ============  ============
(Loss) income before
 income taxes:
  Domestic.............. $(3,215,000) $ 2,075,000  $ (4,641,000) $  2,196,000
  International.........  (2,116,000)    (262,000)   (3,010,000)     (660,000)
                         -----------  -----------  ------------  ------------
                         $(5,331,000) $ 1,813,000  $ (7,651,000) $  1,536,000
                         ===========  ===========  ============  ============
Net (loss) income:
  Domestic.............. $(3,531,000) $   889,000  $ (5,568,000) $    697,000
  International.........  (2,224,000)    (308,000)   (3,154,000)     (589,000)
                         -----------  -----------  ------------  ------------
                         $(5,755,000) $   581,000  $ (8,722,000) $    108,000
                         ===========  ===========  ============  ============

                                                     June 30,    December 31,
                                                       2000          1999
                                                   ------------  ------------
Identifiable assets:
  Domestic......................................   $185,904,000  $126,521,000
  International.................................     21,704,000    19,211,000
                                                   ------------  ------------
                                                   $207,608,000  $145,732,000
                                                   ============  ============

7. Supplemental Cash Flow Information

  The Company incurred non-cash capital lease obligations of approximately $392,000 in connection with the purchase of new equipment during the six months ended June 30, 2000.

  A note payable of $2,550,000 was issued in connection with the Company's additional investment in CentrPort in June 2000 (see Note 2).

                       MODEM MEDIA, INC. AND SUBSIDIARIES

  Information about the Company's non-cash activity related to acquisitions during the six months ended June 30, 2000 and 1999 is as follows:

                                                        Six Months Ended
                                                            June 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Fair value of assets acquired, net of cash
 acquired.......................................... $ 69,374,000  $  1,419,000
Liabilities assumed................................   (4,600,000)          --
Common stock issued................................  (14,400,000)          --
Stock-based compensation obligations assumed.......  (39,000,000)          --
                                                    ------------  ------------
Acquisitions, net of cash acquired................. $ 11,374,000  $  1,419,000
                                                    ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Certain statements herein constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

  .  a history of operating losses;        .  the cost and timing of
                                              international expansion;


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


  .  the ability to successfully           .  dependence on technology;
     introduce and expand the Me-
     business Network and CentrPort
     technology;

                                           .  dependence on the continued
                                              growth of the Internet; and


  .  the ability to integrate acquired     .  changes in government regulation
     companies;                               including regulation of privacy
                                              issues.

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

  Since our inception in 1987, we have established and maintained relationships with Global 500 and select online businesses. Our clients include Citibank, General Motors, Delta Air Lines, General Electric, IBM and JCPenney. We service our clients through a global network of offices in North America, Latin America, Europe and Asia with our staff of over 950 employees.

  Clients generally hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered. We reassess our estimated costs on fixed-fee engagements periodically and losses are accrued, on a project-by-project basis, to the extent that costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts are recognized in the period in which such losses are determined. We anticipate that CentrPort and the Me-business Network will generate transactional fees in addition to those generated on a fixed-fee, retainer or time-and-material basis.

  Once a project is completed, there can be no assurance that a client will engage us for future services. As a result, a client that generates substantial revenues for us in one period may not be a substantial source of revenues in a subsequent period. In addition, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any such clients, could adversely affect our business, financial condition or results of operations.

  Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary employees that we use to provide professional services, costs associated with the CentrPort technology and certain other direct costs.

  Sales and marketing consists of salaries, employee benefits and incentive compensation of new business and other sales and marketing personnel, as well as certain other marketing costs. During 2000, we substantially increased our spending on marketing and advertising on a global basis to promote the Modem Media brand. In addition, we have increased our sales personnel to expand new business efforts.

  General and administrative includes salaries, employee benefits and incentive compensation of administrative and other nonbillable employees, as well as office rent, utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses.

  We have experienced operating losses or net losses in eleven of the fourteen quarters from January 1, 1997 through June 30, 2000. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results. In addition, we have incurred substantial costs to expand and integrate our operations and intend to continue to invest in ongoing expansion and integration efforts, as well as infrastructure development. As a result of these increased costs, and the amortization of goodwill related to the acquisition of Vivid, we expect to incur net losses for the foreseeable future.

  During the first half of 2000, 79.9% of our revenues were domestic and 20.1% were international. We anticipate that our domestic operations will experience declines in margins as we hire strategy and technology personnel in anticipation of new engagements and the further development of the CentrPort technology platform. We intend to increase hiring internationally to meet demand and provide full-service capabilities in each office. International revenues are expected to grow at a faster rate than domestic operations. International margins will continue to be lower than domestic margins due to competitive pricing, lower utilization rates, higher benefit costs and higher occupancy and infrastructure costs.

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

Results of Operations

  The following table sets forth certain items from our statements of operations for the three and six months ended June 30, 2000 and 1999 included elsewhere in this Quarterly Report on Form 10-Q:

                                               Three Months Ended
                                                    June 30,
                                       --------------------------------------
                                             2000                 1999
                                       ------------------   -----------------
   Revenues........................... $32,825,000  100.0%  $16,042,000 100.0%
   Cost of revenues...................  17,835,000   54.3     6,811,000  42.5
                                       -----------  -----   ----------- -----
   Gross profit.......................  14,990,000   45.7     9,231,000  57.5
   Sales and marketing................   1,944,000    5.9       430,000   2.7
   General and administrative.........  13,983,000   42.6     6,773,000  42.2
   Write-off of offering-related
    costs.............................     722,000    2.2           --    --
   Amortization of goodwill...........   4,109,000   12.6       719,000   4.4
                                       -----------  -----   ----------- -----
   Operating (loss) income............  (5,768,000) (17.6)    1,309,000   8.2
   Interest income, net...............     437,000    1.3       504,000   3.1
   Provision for income taxes.........     424,000    1.3     1,232,000   7.7
                                       -----------  -----   ----------- -----
   Net (loss) income.................. $(5,775,000) (17.6)% $   581,000   3.6%
                                       ===========  =====   =========== =====

                                                Six Months Ended
                                                    June 30,
                                       --------------------------------------
                                             2000                 1999
                                       ------------------   -----------------
   Revenues........................... $61,362,000  100.0%  $28,425,000 100.0%
   Cost of revenues...................  32,151,000   52.4    13,317,000  46.9
                                       -----------  -----   ----------- -----
   Gross profit.......................  29,211,000   47.6    15,108,000  53.1
   Sales and marketing................   3,182,000    5.2       777,000   2.7
   General and administrative.........  26,801,000   43.7    12,327,000  43.4
   Write-off of offering-related
    costs.............................     722,000    1.2           --    --
   Amortization of goodwill...........   7,138,000   11.6     1,309,000   4.6
                                       -----------  -----   ----------- -----
   Operating (loss) income............  (8,632,000) (14.1)      695,000   2.4
   Interest income, net...............     981,000    1.6       841,000   3.0
   Provision for income taxes.........   1,071,000    1.7     1,428,000   5.0
                                       -----------  -----   ----------- -----
   Net (loss) income.................. $(8,722,000) (14.2)% $   108,000   0.4%
                                       ===========  =====   =========== =====

Results of Operations--Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Revenues. Revenues increased $16.8 million, or 104.6%, to $32.8 million for the three months ended June 30, 2000 from $16.0 million for the three months ended June 30, 1999. Revenues increased primarily as a result of increased services provided to existing clients and the addition of new clients, as well as our domestic and international acquisitions.

  Cost of Revenues and Gross Profit. Cost of revenues increased $11.0 million, or 161.9%, to $17.8 million for the three months ended June 30, 2000 from $6.8 million for the three months ended June 30, 1999. Gross margin declined to 45.7% of consolidated revenues for the second quarter of 2000 from 57.5% for the second quarter of 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to internal recruiting efforts and our acquisitions of offices in Tokyo, Munich, Paris, Sao Paulo and San Francisco. The decrease in gross margin in the second quarter of 2000 compared to the second quarter of 1999 was primarily due to lower utilization, as well as a significant decrease in revenues from our Tokyo office due to a reduction in client spending.

  Sales and Marketing. Sales and marketing increased $1.5 million, or 352.1% to $1.9 million for the three months ended June 30, 2000 compared to $0.4 million for the three months ended June 30, 1999. Sales and marketing represented 5.9% of revenues for the second quarter of 2000 and 2.7% for the second quarter of 1999. The dollar and percentage increases in sales and marketing were primarily attributable to increased advertising to promote the Modem Media brand, as well as salaries, benefits and incentive compensation associated with an increase in headcount.

  General and Administrative. General and administrative increased $7.2 million, or 106.5%, to 14.0 million for the three months ended June 30, 2000 from $6.8 million for the three months ended June 30, 1999. General and administrative represented 42.6% of revenues for the second quarter of 2000 and 42.2% for the second quarter of 1999. The dollar and percentage increases in general and administrative were primarily the result of increased occupancy, office support and personnel costs of administrative and other nonbillable employees incurred in connection with an increase in headcount.

  Write-off of Offering-Related Costs. In March 2000, we filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of our common stock. This offering was subsequently cancelled due to adverse market conditions. During the three months ended June 30, 2000, $722,000 in offering-related costs were charged to operations and are included in the accompanying condensed consolidated statements of operations.

  Amortization of Goodwill. Amortization of goodwill increased by $3.4 million, or 471.5%, to $4.1 million for the three months ended June 30, 2000 from $0.7 million for the three months ended June 30, 1999. The increase is primarily a result of our acquisition of Vivid, as well as certain international offices.

  Income Taxes. We recorded a provision for income taxes of $0.4 million on a pre-tax loss of $5.3 million for the three months ended June 30, 2000, as compared to a provision for income taxes of $1.2 million on pre-tax income of $1.8 million for the three months ended June 30, 1999. The effective income tax rate was 8.0% for the three months ended June 30, 2000 as compared to 68.0% for the three months ended June 30, 1999. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Results of Operations--Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues. Revenues increased $32.9 million, or 115.9%, to $61.4 million for the six months ended June 30, 2000 from $28.4 million for the six months ended June 30, 1999. Revenues increased primarily as a result of increased services provided to existing clients and the addition of new clients, as well as our domestic and international acquisitions.

  Cost of Revenues and Gross Profit. Cost of revenues increased $18.8 million, or 141.4%, to $32.2 million for the six months ended June 30, 2000 from $13.3 million for the six months ended June 30, 1999. Gross margin declined to 47.6% of consolidated revenues for the first six months of 2000 from 53.1% for the first six months of 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to internal recruiting efforts and our acquisitions of offices in Tokyo, Munich, Paris, Sao Paulo and San Francisco. The decrease in gross margin during the first six months of 2000 compared to the first six months of 1999 was primarily due to lower utilization, as well as a significant decrease in revenues from our Tokyo office due to a reduction in client spending.

  Sales and Marketing. Sales and marketing increased $2.4 million, or 309.5% to $3.2 million for the six months ended June 30, 2000 compared to $0.8 million for the six months ended June 30, 1999. Sales and marketing represented 5.2% of revenues for the first six months of 2000 and 2.7% for the first six months of 1999. The dollar and percentage increases in sales and marketing were primarily attributable to increased advertising to promote the Modem Media brand, as well as salaries, benefits and incentive compensation associated with an increase in headcount.

  General and Administrative. General and administrative increased $14.5 million, or 117.4%, to 26.8 million for the six months ended June 30, 2000 from $12.3 million for the six months ended June 30, 1999. For the first six months of 2000, general and administrative increased to 43.7% of revenues from 43.4% of revenues for the first six months of 1999. The dollar and percentage increases in general and administrative were primarily the result of increased occupancy, office support and personnel costs of administrative and other nonbillable employees incurred in connection with an increase in overall headcount.

  Write-off of Offering-Related Costs. In March 2000, we filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of our common stock. This offering was subsequently cancelled due to adverse market conditions. During the six months ended June 30, 2000, $722,000 in offering-related costs were charged to operations and are included in the accompanying condensed consolidated statements of operations.

  Amortization of Goodwill. Amortization of goodwill increased by $5.8 million, or 445.3%, to $7.1 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. The increase is primarily a result of our acquisition of Vivid, as well as certain international offices.

  Income Taxes. We recorded a provision for income taxes of $1.1 million on a pre-tax loss of $7.7 million for the six months ended June 30, 2000, as compared to a provision for income taxes of $1.4 million on pre-tax income of $1.5 million for the six months ended June 30, 1999. The effective income tax rate was 14.0% for the six months ended June 30, 2000 as compared to 93.0% for the six months ended June 30, 1999. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Liquidity and Capital Resources

  We historically have financed our operations from funds generated from operations and proceeds from our initial public offering.

  Net cash (used in) provided by operating activities was $(2.5) million and $1.0 million for the six months ended June 30, 2000 and 1999, respectively.

  Net cash used in investing activities was $0.3 million and $5.4 million for the six months ended June 30, 2000 and 1999, respectively. Investing activities reflect our acquisitions, as well as the maturities of short-term investments in 2000 and purchases of property and equipment in both periods.

  Net cash provided by financing activities was $2.9 million and $40.2 million for the six months ended June 30, 2000 and 1999, respectively. The primary sources of cash flows from financing activities in 2000 and 1999 are proceeds from the exercise of employee stock options and our initial public offering, respectively.

  Our short-term capital commitments include lease payments over the next 12 months aggregating approximately $9.0 million and the funding of certain international operations which are not expected to be self-sufficient in the near-term. Our long-term capital needs will depend on numerous factors, including the rates at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate growth, as well as the rate at which we choose to invest in new technologies and additional global expansion. We have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand our operations.

  We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months. In order to accelerate the development of our business, we may need additional funds which we may seek through public or private financings or other sources. There can be no assurance that additional funds will be available or on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. If we are not able to raise additional capital, we may need to limit our expansion plans.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

  On February 4, 1999, the Securities and Exchange Commission declared our registration statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, we completed an initial public offering of an aggregate of 5,980,000 shares of our Class A common stock at an offering price of $8.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to us, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to our directors, officers, or general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. We used $6,000,000 of these proceeds to settle an intercompany note payable to True North and approximately $24,000,000 to acquire and fund the operations of complementary businesses in Tokyo, Munich, Paris, Sao Paulo and San Francisco. We have invested the remainder of the net proceeds in short-term, interest bearing, investment grade obligations pending their use.

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  (a) The Company's Annual Meeting of Shareholders was held on June 5, 2000 at the Merritt 7 Corporate Park at 301 Merritt 7 in Norwalk, Connecticut and began at 9:30 a.m.

  (b) At the Annual Meeting, the Company's shareholders elected eight directors each to serve for the following year and until their successors are duly appointed, as follows:

                                                                    Votes
                                                             -------------------
                                                                For     Withheld
                                                             ---------- --------
   Robert C. Allen, II...................................... 21,889,964 286,129
   Robert H. Beeby.......................................... 21,988,776 187,317
   Donald M. Elliman, Jr. .................................. 21,989,770 186,323
   G.M. O'Connell........................................... 21,886,849 289,244
   Terry D. Peigh........................................... 21,892,660 283,433
   Don Peppers.............................................. 21,989,820 186,273
   Donald L. Seeley......................................... 21,892,660 283,433
   Joseph R. Zimmel......................................... 21,767,695 408,398

  Each of these directors held office as directors prior to the Annual
Meeting.

  (c) In addition to the election of Directors, at the Annual Meeting, the Company's shareholders:

    (i) Ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000; and

                                         Votes
            ------------------------------------------------------------------------------------
               For                         Against                                       Abstain
            ----------                     -------                                       -------
            22,122,219                      1,679                                        52,195

    (ii) Approved the proposed Amendment and Restatement of the Company's Certificate of Incorporation. The amendment and restatement effected the following changes to the previous certificate of incorporation of the
  Company:

      (a) a change in the name of the Company to Modem Media, Inc. from Modem Media . Poppe Tyson, Inc.;

      (b) an increase in the shares of common stock authorized for issuance to 145,000,000 shares;

      (c) change in the number of directors to a range of not less than five nor more than ten; and

      (d) elimination of references to Class B Common Stock and reclassification of Class A Common Stock as Common Stock.

                                         Votes
            -----------------------------------------------------------------------------------
               For                         Against                                      Abstain
            ----------                    ---------                                     -------
            21,029,280                    1,005,558                                     141,255

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 Exhibit No. Description
 ----------- -----------
     3.1     Amended and Restated Certificate of Incorporation of the
             Registrant, effective as of June 5, 2000
     3.2     Amended and Restated Bylaws of the Company, effective as of June
             5, 2000
    10.2(n)  Employment Letter Agreement by and between the Company and William
             Zierolf, dated May 4, 2000
    27.1     Financial Data Schedule

 (b) Reports on Form 8-K

  On April 27, 2000, Modem Media filed a Form 8-K reporting that on April 26, 2000, True North and its subsidiaries converted all of their shares of Class B common stock of Modem Media into shares of Class A common stock of Modem Media.

  On May 5, 2000, Modem Media filed a Form 8-K/A (amending the April 27, 2000 Form 8-K) reporting a correction to True North's percentage ownership of Modem Media's outstanding shares as a result of the aforementioned conversion.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MODEM MEDIA, INC.

Date: August 10, 2000

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