Form 10-Q
period 2000-09-30
MODEM MEDIA INC
filed 2000-11-13
CIK 1024787

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

                   For the quarter ended September 30, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [_]

  There were 24,881,005 shares of the Registrant's Common Stock, $.001 par value, outstanding as of October 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                      Description                            Page
                                      -----------                            ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2000
             and December 31, 1999........................................     1
            Condensed Consolidated Statements of Operations for the three
             and nine months ended September 30, 2000 and 1999............     2
            Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2000 and 1999.....................     3
            Notes to Condensed Consolidated Financial Statements..........     4
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     9

 PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.............................................    14
    Item 2. Changes in Securities and Use of Proceeds.....................    14
    Item 3. Defaults Upon Senior Securities...............................    14
    Item 4. Submission of Matters to a Vote of Security Holders...........    14
    Item 5. Other Information.............................................    14
    Item 6. Exhibits and Reports on Form 8-K..............................    14
            Signatures....................................................    15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September
                                                        30,       December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 26,444,000  $ 30,265,000
  Short-term investments...........................      143,000    16,859,000
  Accounts receivable, net.........................   27,220,000    18,090,000
  Unbilled revenues................................    6,613,000     2,066,000
  Deferred income taxes............................    1,423,000     1,004,000
  Prepaid expenses and other current assets........    5,309,000     2,967,000
                                                    ------------  ------------
    Total current assets...........................   67,152,000    71,251,000

Noncurrent assets:
  Property and equipment, net......................   21,925,000    14,192,000
  Goodwill, net....................................  108,799,000    55,742,000
  Deferred income taxes............................    4,296,000       602,000
  Other assets.....................................    6,367,000     3,945,000
                                                    ------------  ------------
    Total noncurrent assets........................  141,387,000    74,481,000
                                                    ------------  ------------
    Total assets................................... $208,539,000  $145,732,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  6,141,000  $  5,346,000
  Pre-billed media.................................    7,134,000     6,639,000
  Advance billings.................................    4,760,000     2,736,000
  Deferred revenues................................    5,137,000     4,125,000
  Accrued expenses and other current liabilities...   21,074,000    14,718,000
                                                    ------------  ------------
    Total current liabilities......................   44,246,000    33,564,000

Other liabilities..................................    2,345,000       692,000

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, none issued and outstanding..          --            --
  Common stock, $.001 par value, 145,000,000 shares
   authorized, 25,061,309 and 12,115,970 shares
   issued, respectively............................       25,000        12,000
  Common stock, Class B, $.001 par value, -0- and
   11,116,326 shares authorized, -0- and 11,116,326
   shares issued and outstanding, respectively.....          --         11,000
  Paid-in capital..................................  185,325,000   121,151,000
  Accumulated deficit..............................  (21,121,000)   (8,604,000)
  Treasury stock, 197,849 and 184,834 shares of
   common stock, at cost, respectively.............   (1,191,000)   (1,118,000)
  Accumulated other comprehensive income...........   (1,090,000)       24,000
                                                    ------------  ------------
    Total stockholders' equity.....................  161,948,000   111,476,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $208,539,000  $145,732,000
                                                    ============  ============

           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                             ------------------------ -------------------------
                                2000         1999         2000         1999
                             -----------  ----------- ------------  -----------
                                   (unaudited)              (unaudited)
Revenues...................  $37,788,000  $21,121,000 $ 99,150,000  $49,546,000
Cost of revenues...........   19,187,000    9,063,000   51,338,000   22,380,000
                             -----------  ----------- ------------  -----------
Gross profit...............   18,601,000   12,058,000   47,812,000   27,166,000
Operating expenses:
  Sales and marketing......    1,304,000      421,000    4,486,000    1,198,000
  General and
   administrative..........   15,790,000    7,992,000   42,591,000   20,319,000
  Write-off of offering-
   related costs...........          --           --       722,000          --
  Amortization of
   goodwill................    4,136,000      756,000   11,274,000    2,065,000
                             -----------  ----------- ------------  -----------
    Total operating
     expenses..............   21,230,000    9,169,000   59,073,000   23,582,000
                             -----------  ----------- ------------  -----------
Operating (loss) income....   (2,629,000)   2,889,000  (11,261,000)   3,584,000
Interest income, net.......      427,000      565,000    1,408,000    1,406,000
                             -----------  ----------- ------------  -----------
(Loss) income before income
 taxes.....................   (2,202,000)   3,454,000   (9,853,000)   4,990,000
Provision for income
 taxes.....................    1,593,000    2,146,000    2,664,000    3,574,000
                             -----------  ----------- ------------  -----------
Net (loss) income..........  $(3,795,000) $ 1,308,000 $(12,517,000) $ 1,416,000
                             ===========  =========== ============  ===========
Net (loss) income per
 share:
  Basic....................  $     (0.15) $      0.06 $      (0.52) $      0.07
                             ===========  =========== ============  ===========
  Diluted..................  $     (0.15) $      0.06 $      (0.52) $      0.06
                             ===========  =========== ============  ===========
Weighted-average number of
 common shares outstanding:
  Basic....................   24,652,000   22,340,000   24,266,000   21,138,000
                             ===========  =========== ============  ===========
  Diluted..................   24,652,000   23,624,000   24,266,000   22,344,000
                             ===========  =========== ============  ===========



           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                                           (unaudited)
Cash flows from operating activities:
 Net (loss) income................................. $(12,517,000) $  1,416,000
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
  Depreciation.....................................    4,239,000     2,589,000
  Amortization of goodwill.........................   11,274,000     2,065,000
  Provision for doubtful accounts..................      833,000       240,000
  Loss on disposal of equipment....................      226,000       201,000
  Other, net.......................................    2,516,000           --
  Changes in assets and liabilities:
   Accounts receivable.............................   (9,285,000)     (421,000)
   Unbilled revenues...............................   (4,655,000)   (2,875,000)
   Other current assets............................   (2,078,000)     (741,000)
   Accounts payable, accrued expenses and other
    current liabilities............................    3,213,000     3,154,000
   Pre-billed media................................      555,000    (1,361,000)
   Advance billings................................    2,044,000       368,000
   Deferred revenues...............................    1,048,000    (2,229,000)
   Other, net......................................       28,000    (2,042,000)
                                                    ------------  ------------
    Net cash (used in) provided by operating
     activities....................................   (2,559,000)      364,000
Cash flows from investing activities:
  Purchases of property and equipment..............  (11,199,000)   (6,285,000)
  Acquisitions, net of cash acquired...............  (11,162,000)   (1,419,000)
  Purchases of short-term investments..............     (127,000)  (14,800,000)
  Maturities of short-term investments.............   16,859,000           --
                                                    ------------  ------------
    Net cash used in investing activities..........   (5,629,000)  (22,504,000)
Cash flows from financing activities:
  Proceeds from initial public offering............          --     43,459,000
  Funding to True North............................      (15,000)   (3,297,000)
  Repayments of note payable.......................     (508,000)          --
  Purchases of treasury stock......................      (73,000)     (759,000)
  Principal payments made under capital lease
   obligations.....................................     (274,000)     (295,000)
  Exercises of stock options.......................    5,129,000     4,207,000
                                                    ------------  ------------
    Net cash provided by financing activities......    4,259,000    43,315,000
                                                    ------------  ------------
Effect of exchange rates on cash and cash
 equivalents.......................................      108,000       (84,000)
                                                    ------------  ------------
Net (decrease) increase in cash and cash
 equivalents.......................................   (3,821,000)   21,091,000
Cash and cash equivalents, beginning of the
 period............................................   30,265,000     7,824,000
                                                    ------------  ------------
Cash and cash equivalents, end of the period....... $ 26,444,000  $ 28,915,000
                                                    ============  ============

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Nature of Operations--Modem Media, Inc. ("Modem Media" or the "Company") is a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Fortune 500 and select online businesses. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Tokyo, Hong Kong and Sao Paulo.

  Basis of Presentation--The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

  Earnings Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share gives effect to all dilutive securities that were outstanding during each period. The Company had net losses for the three and nine months ended September 30, 2000; as a result, none of the options or warrants outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive. The following table sets forth the computation of the weighted-average number of common shares outstanding on a diluted basis:

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    --------------------- ---------------------
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Basic weighted-average number of
 common shares outstanding........  24,652,000 22,340,000 24,266,000 21,138,000
Dilutive effect of stock options
 and warrants.....................         --   1,284,000        --   1,206,000
                                    ---------- ---------- ---------- ----------
Diluted weighted-average number of
 common shares outstanding........  24,652,000 23,624,000 24,266,000 22,344,000
                                    ========== ========== ========== ==========

  All historical share and per-share amounts have been restated to reflect the 2-for-1 stock split effected by the Company on March 1, 2000 (see Note 3).

  Recently Issued Accounting Pronouncements--In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of Statement No. 125, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces certain new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 without amendment. SFAS No. 140 has an immediate impact with respect to the collateral provisions of SFAS No. 125, which must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, except for transfers of assets required by commitments made before March 31, 2001, to transferees or beneficial interest holders other than the transferor, its affiliates, or its agents. Management does not believe that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations.

  In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain derivative instruments and hedging activities. SFAS No. 133 was previously amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

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

2. Acquisitions

  In February 2000, the Company acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for approximately $63,600,000. Vivid was a professional services company, with approximately 100 employees, that provided strategic interactive marketing services for Fortune 500 companies and Internet start-ups. The consideration was comprised of approximately $10,200,000 in cash, approximately $14,400,000 in

                      MODEM MEDIA, INC. AND SUBSIDIARIES

Modem Media common stock (446,010 shares, of which 139,706 remain in escrow as security for the indemnification obligations of the sellers), and approximately $39,000,000 in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in the Company's financial statements from the date of its acquisition. The preliminary allocation of the excess of purchase price over the fair value of net assets acquired of approximately $64,500,000 is being amortized over a five-year period and is subject to final determination.

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

3. Equity

  On March 1, 2000, the Company effected a 2-for-1 stock split, paid in the form of a stock dividend, of its outstanding common stock. All historical share and per-share amounts have been restated to reflect the stock split.

  On March 15, 2000, the Company filed a registration statement with the SEC relating to a proposed public offering of its common stock. This offering was subsequently cancelled due to adverse market conditions. During the nine months ended September 30, 2000, $722,000 in offering-related costs were charged to operations by the Company and are reflected in the accompanying condensed consolidated statements of operations.

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

                      MODEM MEDIA, INC. AND SUBSIDIARIES

  In June 2000, the Company entered into an agreement that obligates it to purchase, prior to December 1, 2000, approximately 8.5% of the common interests of CentrPort, LLC ("CentrPort"), a majority-owned subsidiary of the Company, from a minority interest holder in exchange for a $2,550,000 note payable. Such note is payable in 24 equal monthly installments and bears interest at a rate of 9.5% per annum. The aforementioned agreement will result in an increase of the Company's direct and indirect ownership in the common interests of CentrPort to an aggregate of approximately 58.9%. In addition, upon CentrPort's attainment of certain technological and operational performance milestones, Modem Media will purchase up to an additional 6.1% of the common interests of CentrPort from certain minority interest holders in exchange for Modem Media common stock.

5. Comprehensive Income

  The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. Total comprehensive (loss) income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                           ------------------------  -------------------------
                              2000         1999          2000         1999
                           -----------  -----------  ------------  -----------
Net (loss) income........  $(3,795,000) $ 1,308,000  $(12,517,000) $ 1,416,000
Foreign currency
 translation adjustment..     (575,000)     212,000    (1,114,000)     212,000
                           -----------  -----------  ------------  -----------
  Total comprehensive
   (loss) income.........  $(4,370,000) $ 1,520,000  $(13,631,000) $ 1,628,000
                           ===========  ===========  ============  ===========

6. Geographic Information

  Information about the Company's operations in different geographic regions is as follows:

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                           ------------------------  -------------------------
                              2000         1999          2000         1999
                           -----------  -----------  ------------  -----------
Revenues:
  Domestic...............  $30,357,000  $17,607,000  $ 79,394,000  $42,364,000
  International..........    7,431,000    3,514,000    19,756,000    7,182,000
                           -----------  -----------  ------------  -----------
                           $37,788,000  $21,121,000  $ 99,150,000  $49,546,000
                           ===========  ===========  ============  ===========
Earnings before interest,
 taxes and amortization
 of goodwill:
  Domestic...............  $ 3,304,000  $ 4,240,000  $  4,346,000  $ 6,894,000
  International..........   (1,797,000)    (595,000)   (4,333,000)  (1,245,000)
                           -----------  -----------  ------------  -----------
                           $ 1,507,000  $ 3,645,000  $     13,000  $ 5,649,000
                           ===========  ===========  ============  ===========
(Loss) income before
 income taxes:
  Domestic...............  $  (160,000) $ 4,077,000  $ (4,801,000) $ 6,273,000
  International..........   (2,042,000)    (623,000)   (5,052,000)  (1,283,000)
                           -----------  -----------  ------------  -----------
                           $(2,202,000) $ 3,454,000  $ (9,853,000) $ 4,990,000
                           ===========  ===========  ============  ===========
Net (loss) income:
  Domestic...............  $(1,800,000) $ 1,994,000  $ (7,368,000) $ 2,691,000
  International..........   (1,995,000)    (686,000)   (5,149,000)  (1,275,000)
                           -----------  -----------  ------------  -----------
                           $(3,795,000) $ 1,308,000  $(12,517,000) $ 1,416,000
                           ===========  ===========  ============  ===========

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                   September
                      30,      December 31,
                      2000         1999
                  ------------ ------------
Identifiable
 assets:
  Domestic....... $186,428,000 $126,521,000
  International..   22,111,000   19,211,000
                  ------------ ------------
                  $208,539,000 $145,732,000
                  ============ ============

7. Supplemental Cash Flow Information

  The Company incurred non-cash capital lease obligations of approximately $630,000 in connection with the purchase of new equipment during the nine months ended September 30, 2000.

  In June 2000, a note payable of $2,550,000 was issued in connection with the Company's agreement to purchase an additional interest in CentrPort prior to December 1, 2000 (see Note 4).

  Information about the Company's non-cash activity related to acquisitions during the nine months ended September 30, 2000 and 1999 is as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Fair value of assets acquired, net of cash
 acquired.......................................... $ 66,824,000  $  1,419,000
Liabilities assumed................................   (2,262,000)          --
Common stock issued................................  (14,400,000)          --
Stock-based compensation obligations assumed.......  (39,000,000)          --
                                                    ------------  ------------
Acquisitions, net of cash acquired................. $ 11,162,000  $  1,419,000
                                                    ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Certain statements herein constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

  .  a history of operating losses;

                                           .  the cost of funding our
  .  dependence on a limited number of        international operations;
     clients;


                                           .  the ability to manage future
  .  variability of operating results;        growth, if any;


  .  the ability to accurately             .  dependence on key management
     estimate costs in fixed-fee              personnel;
     engagements;

                                           .  exclusivity arrangements with
                                              clients that may limit our
                                              ability to provide services to
                                              others;

  .  the ability to attract and retain
     qualified professionals;


  .  the ability to successfully
     introduce and expand the Me-          .  dependence on technology;
     business Network and CentrPort
     technology;

                                           .  dependence on the continued
                                              growth of the Internet; and


  .  the cost of funding the
     operations of CentrPort;              .  changes in government regulation
                                              including regulation of privacy
                                              issues.

  .  the ability to integrate acquired
     companies;

  In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

Overview

  We are a leading Internet professional services firm focused on conceiving, developing and distributing customer-focused Internet solutions for Fortune 500 and select online businesses. Our customer-focused approach combines technology-driven solutions with a deep understanding of the customer's unique needs to create e-business solutions that are more rewarding for both our clients and their customers. We combine our experience in business strategy, creative design, technology and marketing to deliver to our clients, on a global basis, an integrated service offering that includes:

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

  We established the Me-business Network to enhance the distribution of our Me-business solutions to our clients' customers. The network is designed to seamlessly deliver services across multiple Internet-enabled communication channels including websites, e-mail, wireless devices and call centers by deploying the functionality of best-of-breed vendors on each channel. Through CentrPort SM, our proprietary data and distribution management platform, we provide clients an outsourced service to identify, accumulate and analyze customer data generated through various communication channels. By enabling a cross-channel understanding of individual customer needs, we can continuously tailor new services for our clients' customers and deliver them appropriately.

  Since our inception in 1987, we have established and maintained relationships with Fortune 500 and select online businesses, and have created customer-focused Internet solutions for global brands such as Avon, Citibank, Delta Air Lines, Friends Provident, General Motors, IBM, JCPenney, Kraft, Philips and Weight Watchers. We service our clients through a global network of offices in North America, Latin America, Europe and Asia with our staff of over 1,000 employees.

  Clients generally hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered. We reassess our estimated costs on fixed-fee engagements periodically and losses are accrued, on a project-by-project basis, to the extent that costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts are recognized in the period in which such losses are determined. We anticipate that the Me-business Network will continue to generate transactional fees in addition to those generated on a fixed-fee, retainer or time-and-material basis.

  Costs of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary employees that we use to provide professional services, costs associated with the CentrPort technology and certain other direct costs. Sales and marketing consists of salaries, employee benefits and incentive compensation of new business and other sales and marketing personnel, as well as certain other marketing costs. General and administrative includes salaries, employee benefits and incentive compensation of administrative and other nonbillable employees, as well as office rent, utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses.

  We have experienced operating losses or net losses in twelve of the fifteen quarters from January 1, 1997 through September 30, 2000. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results, especially in light of declining revenue growth rates in our industry. This industry softness, coupled with industry pricing pressures, may cause us to experience a pressure on our margins. In addition, we have incurred substantial costs to expand and integrate our operations. We expect to incur net losses in the foreseeable future due to our continued investment in CentrPort, our international operations and infrastructure, and the amortization of goodwill related to our acquisition of Vivid.

  During the first nine months of 2000, 80.0% of our revenues were domestic and 20.0% were international. International revenues are expected to grow at a faster rate than domestic operations. International margins will continue to be lower than domestic margins due to competitive pricing, lower utilization rates, high benefits costs and higher occupancy and infrastructure costs.

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

Results of Operations

  The following table sets forth certain items from our statements of operations for the three and nine months ended September 30, 2000 and 1999 included elsewhere in this Quarterly Report on Form 10-Q:

                                                      Three
                                                     Months       Nine Months
                                                      Ended          Ended
                                                    September      September
                                                       30,            30,
                                                   -------------  -------------
                                                   2000    1999   2000    1999
                                                   -----   -----  -----   -----
   Revenues....................................... 100.0%  100.0% 100.0%  100.0%
   Cost of revenues...............................  50.8    42.9   51.8    45.2
                                                   -----   -----  -----   -----
   Gross profit...................................  49.2    57.1   48.2    54.8
   Sales and marketing............................   3.4     2.0    4.5     2.4
   General and administrative.....................  41.8    37.8   43.0    41.0
   Write-off of offering-related costs............   --      --     0.7     --
   Amortization of goodwill.......................  10.9     3.6   11.4     4.2
                                                   -----   -----  -----   -----
   Operating (loss) income........................  (6.9)   13.7  (11.4)    7.2
   Interest income, net...........................   1.1     2.7    1.4     2.8
   Provision for income taxes.....................   4.2    10.2    2.6     7.2
                                                   -----   -----  -----   -----
   Net (loss) income.............................. (10.0)%   6.2% (12.6)%   2.8%
                                                   =====   =====  =====   =====

Results of Operations--Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

  Revenues. Revenues increased $16.7 million, or 78.9%, to $37.8 million for the three months ended September 30, 2000 from $21.1 million for the three months ended September 30, 1999. Revenues increased primarily as a result of increased services provided to existing clients and the addition of new clients, as well as our domestic and international acquisitions, which accounted for approximately $4.1 million of the increase in revenues.

  Cost of Revenues and Gross Profit. Cost of revenues increased $10.1 million, or 111.7%, to $19.2 million for the three months ended September 30, 2000 from $9.1 million for the three months ended September 30, 1999. Gross margin declined to 49.2% of consolidated revenues for the third quarter of 2000 from 57.1% for the third quarter of 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to internal recruiting efforts and our acquisitions of offices in Munich, Paris, Sao Paulo and San Francisco. The decrease in gross margin in the third quarter of 2000 compared to the third quarter of 1999 was primarily due to lower utilization.

  Sales and Marketing. Sales and marketing increased $0.9 million, or 209.7% to $1.3 million for the three months ended September 30, 2000 compared to $0.4 million for the three months ended September 30, 1999. Sales and marketing represented 3.4% of consolidated revenues for the third quarter of 2000 and 2.0% for the third quarter of 1999. The dollar and percentage increases in sales and marketing were primarily attributable to increased advertising of the Modem Media brand, as well as salaries, benefits and incentive compensation associated with an increase in headcount.

  General and Administrative. General and administrative increased $7.8 million, or 97.6%, to $15.8 million for the three months ended September 30, 2000 from $8.0 million for the three months ended September 30, 1999. General and administrative represented 41.8% of consolidated revenues for the third quarter of 2000 and 37.8% for the third quarter of 1999. The dollar and percentage increases in general and administrative were primarily the result of increased occupancy, office support and personnel costs of administrative and other nonbillable employees incurred in connection with an increase in headcount.

  Amortization of Goodwill. Amortization of goodwill increased by $3.4 million, or 447.1%, to $4.1 million for the three months ended September 30, 2000 from $0.8 million for the three months ended September 30, 1999. The increase is primarily a result of our acquisition of Vivid.

  Income Taxes. We recorded a provision for income taxes of $1.6 million on a pre-tax loss of $2.2 million for the three months ended September 30, 2000, as compared to a provision for income taxes of $2.1 million on pre-tax income of $3.5 million for the three months ended September 30, 1999. The effective income tax rate was 72.3% for the three months ended September 30, 2000 as compared to 62.1% for the three months ended September 30, 1999. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Results of Operations--Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

  Revenues. Revenues increased $49.6 million, or 100.1%, to $99.2 million for the nine months ended September 30, 2000 from $49.5 million for the nine months ended September 30, 1999. Revenues increased primarily as a result of increased services provided to existing clients and the addition of new clients, as well as our domestic and international acquisitions, which accounted for approximately $10.4 million of the increase in revenues.

  Cost of Revenues and Gross Profit. Cost of revenues increased $29.0 million, or 129.4%, to $51.3 million for the nine months ended September 30, 2000 from $22.4 million for the nine months ended September 30, 1999. Gross margin declined to 48.2% of consolidated revenues for the first nine months of 2000 from 54.8% for the first nine months of 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to internal recruiting efforts and our acquisitions of offices in Tokyo, Munich, Paris, Sao Paulo and San Francisco. The decrease in gross margin during the first nine months of 2000 compared to the first nine months of 1999 was primarily due to lower utilization.

  Sales and Marketing. Sales and marketing increased $3.3 million, or 274.5% to $4.5 million for the nine months ended September 30, 2000 compared to $1.2 million for the nine months ended September 30, 1999. Sales and marketing represented 4.5% of consolidated revenues for the first nine months of 2000 and 2.4% for the first nine months of 1999. The dollar and percentage increases in sales and marketing were primarily attributable to increased advertising of the Modem Media brand, as well as salaries, benefits and incentive compensation associated with an increase in headcount.

  General and Administrative. General and administrative increased $22.3 million, or 109.6%, to $42.6 million for the nine months ended September 30, 2000 from $20.3 million for the nine months ended September 30, 1999. For the first nine months of 2000, general and administrative increased to 43.0% of consolidated revenues from 41.0% for the first nine months of 1999. The dollar and percentage increases in general and administrative were primarily the result of increased occupancy, office support and personnel costs of administrative and other nonbillable employees incurred in connection with an increase in overall headcount.

  Write-off of Offering-Related Costs. In March 2000, we filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of our common stock. This offering was subsequently cancelled due to adverse market conditions. During the nine months ended September 30, 2000, $0.7 million in offering-related costs were charged to operations and are included in the accompanying condensed consolidated statements of operations.

  Amortization of Goodwill. Amortization of goodwill increased by $9.2 million, or 446.0%, to $11.3 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999. The increase is primarily a result of our acquisition of Vivid.

  Income Taxes. We recorded a provision for income taxes of $2.7 million on a pre-tax loss of $9.9 million for the nine months ended September 30, 2000, as compared to a provision for income taxes of $3.6 million on pre-tax income of $5.0 million for the nine months ended September 30, 1999. The effective income tax rate was 27.0% for the nine months ended September 30, 2000 as compared to 71.6% for the nine months ended September 30, 1999. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Liquidity and Capital Resources

  We historically have financed our operations from funds generated from operations and proceeds from our initial public offering.

  Net cash (used in) provided by operating activities was $(2.6) million and $0.4 million for the nine months ended September 30, 2000 and 1999, respectively.

  Net cash used in investing activities was $5.6 million and $22.5 million for the nine months ended September 30, 2000 and 1999, respectively. Investing activities reflect our acquisitions, as well as the maturities of short-term investments in 2000, purchases of short-term investments in 1999, and purchases of property and equipment in both periods.

  Net cash provided by financing activities was $4.3 million and $43.3 million for the nine months ended September 30, 2000 and 1999, respectively. The primary sources of cash flows from financing activities in 2000 and 1999 are proceeds from the exercise of employee stock options and our initial public offering, respectively.

  Our short-term capital commitments include lease payments over the next 12 months aggregating approximately $11.1 million and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs will depend on numerous factors, including the rates at which we are able to obtain new business from clients and, if needed, expand our personnel and infrastructure to accommodate such clients, as well as whether we choose to invest in new technologies and additional global expansion. We have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to build out our infrastructure.

  In addition to the aforementioned capital commitments, we continue to invest in CentrPort. We are currently exploring alternative options for its funding, including the possibility of securing third party financing. We remain consistent in our belief that there are opportunities to secure this financing that would enable us to improve CentrPort's products, maximize our own investment in this subsidiary, and make our resources available for other initiatives.

  We believe that our cash and cash equivalents on hand, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months. In order to accelerate the development of our business, we may need additional funds, which we may seek through public or private financings or other sources. There can be no assurance that additional funds will be available or on terms favorable to us. If additional funds are raised through the issuance of equity securities, our existing shareholders may experience significant dilution. If we are not able to raise additional capital, we may need to limit our development plans.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

  On February 4, 1999, the Securities and Exchange Commission declared our registration statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, we completed an initial public offering of an aggregate of 5,980,000 shares of our Class A common stock at an offering price of $8.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC and Bear, Stearns & Co. Inc. Net proceeds to us, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to our directors, officers, or general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. We used $6,000,000 of these proceeds to settle an intercompany note payable to True North and approximately $30,200,000 to acquire and fund the operations of complementary businesses in Tokyo, Munich, Paris, Sao Paulo and San Francisco, as well as to fund the operations of CentrPort. We have invested the remainder of the net proceeds in short-term, interest-bearing, investment grade obligations pending their use.

Item 3. Defaults Upon Senior Securities

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

 Exhibit No. Description
 ----------- -----------
    10.2(o)  Employment Letter Agreement by and between the Company and Melissa
             Viglielmo, dated July 19, 2000
    27.1     Financial Data Schedule

 (b) Reports on Form 8-K

  None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MODEM MEDIA, INC.

Date: November 13, 2000

                                                  /s/ Gerald M. O'Connell
                                          By: _________________________________
                                                    Gerald M. O'Connell
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                   /s/ Keryn M. Cerbone
                                          By: _________________________________
                                                     Keryn M. Cerbone
                                              VP, Controller and Acting Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

Exhibits

 Exhibit No. Description
 ----------- -----------
    10.2(o)  Employment Letter Agreement by and between the Company and Melissa
             Viglielmo, dated July 19, 2000
    27.1     Financial Data Schedule