Form 10-Q/A
period 2000-09-30
MODEM MEDIA INC
filed 2001-03-12
CIK 1024787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                              AMENDMENT NO. 1 TO

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

Explanatory Note:

Modem Media files this amendment to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 to include additional information concerning the acquisition of Vivid Holdings, Inc., which is set forth in Part I, Item 2 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations." This Form 10-Q was originally filed on November 13, 2000 and sets forth the text of the Form 10-Q as amended. All statements in this amended Form 10-Q are made as of November 13, 2000, the original filing date for the Form 10-Q.

                                     INDEX

                                      Description                            Page
                                      -----------                            ----
 PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of September 30, 2000
             and December 31, 1999........................................     1
            Condensed Consolidated Statements of Operations for the three
             and nine months ended September 30, 2000 and 1999............     2
            Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2000 and 1999.....................     3
            Notes to Condensed Consolidated Financial Statements..........     4
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     9

 PART II. OTHER INFORMATION

    Item 1. Legal Proceedings.............................................    17
    Item 2. Changes in Securities and Use of Proceeds.....................    17
    Item 3. Defaults Upon Senior Securities...............................    17
    Item 4. Submission of Matters to a Vote of Security Holders...........    17
    Item 5. Other Information.............................................    17
    Item 6. Exhibits and Reports on Form 8-K..............................    17
            Signatures....................................................    18

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

  We have experienced operating losses or net losses in twelve of the fifteen quarters from January 1, 1997 through September 30, 2000. Although we have experienced revenue growth in recent periods, these growth rates may not be sustainable or indicative of future operating results, especially in light of declining revenue growth rates in our industry. This industry softness, coupled with industry pricing pressures, may cause us to experience a pressure on our margins. In addition, we have incurred substantial costs to expand and integrate our operations. We expect to incur net losses in the foreseeable future due to our continued investment in CentrPort, our international operations and infrastructure, and the amortization of goodwill related to our acquisition of Vivid. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Vivid Acquisition".

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

Vivid Acquisition

We acquired Vivid Holdings, Inc. and Vivid Publishing, Inc. (collectively "Vivid") on February 10, 2000 with the goal of: (a) providing a greater depth of expertise and service offerings in systems architecture, web engineering and information architecture and design; (b) combining our strength in guiding worldwide e-business development for the Fortune 500 with Vivid's expertise in advising Internet start-up ventures; and (c) giving us an opportunity to take equity-based compensation from Internet start-up clients. Despite a difficult market for Internet start-up businesses and the loss of Vivid personnel and clients through November 13, 2000, all as further described below, and after having reviewed the relevant factors as of November 13, 2000 we believe the remaining investment in Vivid is not impaired. The following is a review of the current status of the Vivid investment as of November 13, 2000.

As a result of the Vivid acquisition, we obtained eight customers and two active prospects that became customers in the first quarter of 2000. These ten customers accounted for $3.0 million in revenues for the quarter ended September 30, 2000, $3.2 million for the quarter ended June 30, 2000 and $1.8 million for the quarter ended March 31, 2000. As of September 30, 2000, we had completed our assignments with eight of these ten customers. The two remaining active customers as of September 30, 2000 placed service orders totaling $1.3 million in the aggregate during the third quarter of 2000 and $1.8 million in the second quarter of 2000. The backlog from these remaining customers was $383,000 as of September 30, 2000. As of November 13, 2000, the original date we filed our Form 10-Q for the quarter ended September 30, 2000, we had completed our assignments with one of the two remaining customers. Revenues from the nine customers whose work was completed by November 13, 2000 were $1.5 million for the quarter ended September 30, 2000, $1.8 million for the quarter ended June 30, 2000 and $1.6 million for the quarter ended March 31, 2000.

As described above, in the first quarter of 2000 we converted two active prospects of Vivid to customers. In addition, from the date of acquisition through the end of the third quarter of 2000, we continued to actively seek customer assignments for our Vivid workforce, including assignments from dot com businesses. As of November 13, 2000, we continue to have active prospects but our efforts have not yet resulted in any new Vivid customers.

When we acquired Vivid, there were 101 employees. This workforce was comprised of 5 senior managers; 29 employees in the creative department; 32 employees in the technology department; 13 employees in project management; 5 employees in the consulting department; 2 in account management and 15 employees in non-billable positions, including new business and corporate and administrative functions. As of September 30, 2000, we have experienced turnover in the Vivid workforce, which we believe is consistent with the levels of turnover prevailing in our industry in the San Francisco area. As of September 30, 2000, 59 original Vivid employees remained, including 1 senior manager; 8 in the creative department; 29 in the technology department; 7 in project management; 4 in consulting; 1 in account management and 9 in non-billable positions. From the end of the third quarter through November 13, 2000, 18 additional Vivid employees are no longer employed by the Company, leaving 41 original Vivid employees, including, 1 senior manager; 3 in the creative department; 23 in the technology department; 5 in project management; 1 in consulting; 1 in account management; and 7 in non-billable positions. We expect to terminate six additional employees shortly.

We conducted an impairment analysis to determine if our assets, including the goodwill that we recorded in connection with the Vivid acquisition, were impaired as of September 30, 2000. With respect to the Vivid goodwill, we have considered all of the following factors as part of this analysis:

 . At the end of the third quarter, 59 out of the original 101 Vivid employees remained employees. Although 18 additional employees are no longer employed by us since the end of the third quarter through November 13, 2000, we have retained 23 out of the 32 employees with the technology skills that we sought when we purchased Vivid. We expect to terminate six additional employees shortly. As of November 13, 2000, we believed that we can secure assignments that would enable us to utilize these remaining resources and realize future value from them, particularly assignments that require expertise in systems architecture, web engineering and information architecture.

 . As of September 30, 2000, Vivid's two largest clients continued to have outstanding orders for work for us to perform. As of September 30, 2000, we believed that one of these clients would ask us to perform additional services provided they could secure additional funding.

 . We continue to pursue assignments from new and existing clients to utilize the skills of the remaining Vivid employees, including assignments that require systems architecture, web engineering and information architecture skills.

 .  We have assigned two senior personnel to San Francisco to strengthen our San
   Francisco operations.

Given the factors and discussion described above, we considered whether the changes in facts and circumstances as of November 13, 2000 indicated an impairment of the Vivid goodwill as of September 30, 2000. Based on this evaluation, and the guidance contained in Accounting Principles Board Opinion No. 17 in evaluating whether there is an impairment of intangible assets based upon a limited period of performance, we concluded that the goodwill associated with the Vivid acquisition was not impaired at the end of the third quarter of 2000. We reviewed this conclusion with our independent auditors who concurred with this position.

If (a) the employment of all or a significant portion of the remaining Vivid employees ends, (b) we are unable to secure new assignments that would utilize the skills of our remaining Vivid employees, or (c) the difficult market conditions for Internet start-ups continues, including an inability of companies in this marketplace to attract and secure additional funding, we may not be able to realize the remaining value inherent in the goodwill resulting from the Vivid acquisition. If the Vivid goodwill becomes impaired, we will incur a non-cash charge for the write-off of all or a portion of such goodwill earlier than indicated by the currently scheduled five-year amortization period. As of September 30, 2000, $56 million of goodwill, net of accumulated amortization to date, remained on the balance sheet with respect to the Vivid acquisition.

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

                                          MODEM MEDIA, INC.

Date: March 12, 2001

                                                  /s/ Robert C. Allen
                                          By: _________________________________
                                                      Robert C. Allen
                                           President and Chief Operating Officer
                                               (Principal Executive Officer)

                                                   /s/ Keryn M. Cerbone
                                          By: _________________________________
                                                     Keryn M. Cerbone
                                                  VP, Controller Officer
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibits

 Exhibit No. Description
 ----------- -----------
    10.2(o)  Employment Letter Agreement by and between the Company and Melissa
             Viglielmo, dated July 19, 2000
    27.1     Financial Data Schedule