Form 10-K405
period 2000-12-31
MODEM MEDIA INC
filed 2001-03-28
CIK 1024787

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                          Commission File No. 0-21935

                               ----------------

                               Modem Media, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              06-1464807
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                                230 East Avenue
                               Norwalk, CT 06855
                                (203) 299-7000
             (Address of principal executive offices and zip code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $.001 par value, traded on the Nasdaq National Market

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Company's Common Stock held by non-affiliates as of March 15, 2001, computed by reference to the closing price of such stock on such date, was approximately $38,068,381.

   There were 25,554,447 shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 15, 2001.

                     Documents Incorporated by Reference:

   The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item Description                                                          Page
 ---- -----------                                                          ----
                                    PART I
  1    Business........................................................     3
  2    Properties......................................................     8
  3    Legal Proceedings...............................................     8
  4    Submission of Matters to a Vote of Security Holders.............     8
                                    PART II
       Market for Registrant's Common Equity and Related Stockholder
  5    Matters.........................................................     11
  6    Selected Financial Data.........................................     12
       Management's Discussion and Analysis of Financial Condition and
  7    Results of Operations...........................................     13
  7A   Quantitative and Qualitative Disclosures About Market Risk......     19
  8    Financial Statements and Supplementary Data.....................     20
       Changes in and Disagreements with Accountants on Accounting and
  9    Financial Disclosure............................................     46
                                   PART III
 10    Directors and Executive Officers of the Registrant..............     47
 11    Executive Compensation..........................................     47
 12    Security Ownership of Certain Beneficial Owners and Management..     47
 13    Certain Relationships and Related Transactions..................     47
                                    PART IV
       Exhibits, Financial Statement Schedules, and Reports on Form 8-
 14    K...............................................................     48
       Index to Exhibits...............................................     48
       Signatures .....................................................     51

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   This document includes forward-looking statements within the meaning of
Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

 .  our history of operating losses;

                                          .  the cost and our ability to
 .  the scope and timing of new               expeditiously reduce our
   assignments and client                    workforce and infrastructure,
   initiatives;                              including real estate
                                             commitments, in light of future
                                             changes in client demand for our
                                             services;

 .  spending levels and budget
   constraints of our clients;


                                          .  our dependence on key management
                                             personnel;

 .  our dependence on a limited
   number of clients;                     .  exclusivity arrangements with
                                             clients that may limit our
                                             ability to provide services to
                                             others;

 .  variability of our operating
   results;

 .  our ability to accurately
   estimate costs in fixed-fee
   engagements;


                                          .  our ability to integrate acquired
                                             companies;

 .  our ability to attract and retain
   qualified professionals;               .  our ability to manage future
                                             growth, if any;

                                          .  our ability to respond to rapid
                                             technological change;

 .  our ability to successfully sell
   and implement the data
   distribution and marketing
   platform of our preferred vendor,
   CentrPort, Inc.;

                                          .  our dependence on the continued
                                             growth of the Internet;


                                          .  changes in government regulation,
 .  the ability of CentrPort to               including regulation of privacy
   execute its strategy and business         issues; and
   plan and to meet its obligations
   under certain equipment and real
   estate leases, of which we are
   guarantor;

                                          .  the cost and timing of the
                                             closing of our Japan office.

 .  the cost and timing of our
   current workforce reduction
   program;

   In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

                                    PART I

ITEM 1. BUSINESS

Overview

   We are a leading Internet professional services firm focused on solving the marketing and customer management problems facing executives at those global companies most impacted by digital change. Our approach combines technology-driven solutions with a deep understanding of customer needs to create more rewarding solutions for our clients and their customers. We leverage our experience in marketing and business strategy, creative design, and technology to deliver an integrated service offering that includes:

  . Customer Insight: Driven by the fundamental belief that customers control the e-business relationship, we continuously seek to increase our clients' knowledge of their customers. By defining better services for each individual customer and identifying and understanding the customer's preferred delivery channel, we help our clients create a framework to measure and improve return on investment.

  . Strategic Planning: By mapping customer-driven needs to economically viable and superior business models, we help our clients forge competitively advantageous strategies that result in more effective and efficient marketing of their products and services.

  . Site and Application Development: From information distribution to e-commerce to e-care, we build web sites that enhance the relevance, utility and value of information for our clients' customers. At the same time, we recognize our clients' overall business objective--to realize a true return on customer relationships.

  . Marketing Services: More than simply helping companies understand their customers, our approach is instrumental in helping our clients respond to those customers with the right information at the right time through the right channel. By providing such personalized cross-channel customer care and management, our clients can leverage every customer touchpoint, whether it's a web site, portal, wireless device, e-mail, etc., to develop and foster satisfaction and loyalty.

We believe this comprehensive approach, which focuses on positioning the customers' needs first, is a winning approach to e-business. The benefit that we deliver to our clients is the ability to drive higher customer value through increased sales, greater efficiencies, and improved loyalty.

   Since our inception in 1987, we have established and maintained relationships primarily with Global 500 companies. Our current clients number over 35, and include Citigroup, CSFB Direct, Delta Air Lines, General Electric, General Motors, IBM, Intel, Michelin and Philips. We service our clients through a global network of nine offices in North America, Latin America, Europe and Asia with our staff of approximately 840 employees as of March 15, 2001.

   We and certain employees formed CentrPort, LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, we completed a series of transactions that provided for the financing of, and sale of a portion of our ownership in, CentrPort, Inc. ("CentrPort"), formerly our majority-owned subsidiary. A venture capital group (the "CentrPort Investors") purchased 8,332,000 shares of preferred stock of CentrPort from us in exchange for (a) $2,500,000 in cash, (b) a $2,500,000 receivable due in December 2001, subject to certain conditions, and (c) a warrant to purchase 391,604 shares of CentrPort common stock. Concurrent with such purchase, the CentrPort Investors agreed to invest up to $22,000,000 directly into CentrPort, of which $16,500,000 was payable at closing and $5,500,000 is payable in December 2001, subject to CentrPort securing certain revenue commitments by April 1, 2001, in exchange for 36,660,800 shares of newly-issued CentrPort preferred stock. To the extent that CentrPort does not receive this additional funding, the value of our investment in CentrPort may decline and our deferred gain could be reduced (see Note 18 of "Notes to Consolidated Financial Statements"). In addition, we purchased 1,842,657 shares of CentrPort common stock from certain minority shareholders in exchange for $1,863,000 (315,858 shares) of our common stock. The purchase by the CentrPort Investors of a portion of our ownership in CentrPort, the investment by the CentrPort Investors directly into CentrPort, and our purchase of CentrPort common stock from certain minority shareholders, are hereinafter collectively referred to as the "CentrPort Transactions".

  As a result of the CentrPort Transactions, our ownership in CentrPort was reduced from approximately 59.0% to approximately 15.2%. Immediately prior to the closing of the CentrPort Transactions, CentrPort, which was previously organized as a limited liability company, was reorganized as a Delaware corporation.

   In March 2000, we purchased 100% of the outstanding capital stock of our affiliate in Sao Paulo, Brazil from our former parent, True North
Communications Inc. ("True North"), for $135,000.

   In February 2000, we acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for approximately $63,600,000. Vivid was a professional services company with 101 employees that provided Internet engineering and information architecture services primarily to Internet start-ups. As of the end of the fourth quarter of 2000, we concluded that the goodwill associated with the Vivid acquisition was impaired, resulting in the write-off of the unamortized balance of $52,758,000.

   In February 2000, we acquired substantially all of the assets of Eurokapi Multimedia S.A., a builder and marketer of e-businesses in Paris, France, for approximately $450,000 in cash.

   In October 1999, we acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH, a developer of interactive business solutions in Munich, Germany, for approximately $5,400,000, which was comprised of $3,000,000 in cash and approximately $2,400,000 of our common stock.

   In June 1999, we acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for approximately $1,400,000 in cash. As of the end of the fourth quarter of 2000, we concluded that the goodwill associated with this acquisition was impaired, resulting in a write-off of the unamortized balance of $1,529,000. In March 2001, we announced our decision to close our office in Tokyo, Japan and expect that such office will cease operations during the second quarter of 2001.

   True North formed us in October 1996 to acquire Modem Media Advertising Limited Partnership (the "Modem Partnership") and to combine it with True North's digital interactive marketing operations, including Northern Lights Interactive. Effective October 1, 1998, we acquired the strategic interactive marketing operations of Poppe Tyson, Inc. (the "Poppe Tyson Strategic Interactive Marketing Operations"), from True North in exchange for (1) our non-strategic digital interactive marketing operations and (2) an aggregate of 1,619,028 shares of our common stock. In conjunction with this transaction, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to us.

   The Modem Partnership was founded in 1987. Poppe Tyson, Inc. ("Poppe Tyson") was formed in December 1985 and provided interactive marketing services to domestic and international clients since 1988. Poppe Tyson became a True North subsidiary in December 1997 when True North acquired Poppe Tyson's parent company, Bozell, Jacob, Kenyon and Eckhardt, Inc.

Industry Background

   The Internet has fundamentally changed the way businesses and customers interact, introducing new ways of communicating, obtaining information, purchasing goods and services, providing customer service and soliciting customer feedback. The Internet and electronic commerce have increased the frequency and speed of interaction between a business and its trading partners and customers by providing immediate access to, and facilitating the interactive exchange of, information. Traditionally limited to in-person, print and analog channels, customers today can interact with businesses through a variety of digital communication channels. While web sites have been the primary Internet communication channel, businesses increasingly interact with their customers through such additional Internet-enabled channels as e-mail, cellular phones and personal digital assistants (PDAs).

   The profound impact of the Internet has led to a shift in the balance of power from the business to the customer. However, many companies today continue to approach e-business from the context of the traditional business-customer relationship. These companies view the Internet as a vehicle that allows easy access to a larger customer base to whom they can market and sell, or push, their products and services. Using the Internet simply as another medium which connects customers to businesses fails to realize the full potential of the Internet to transform the customer experience to one that is more relevant, efficient, meaningful and mutually rewarding for both the business and the customer.

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

   Customer personalization requires the ability to capture and analyze customer activity across multiple communication channels in an efficient and effective manner. Currently, companies have significant investments in channel-specific infrastructure including ad networks, web servers, e-mail and customer call centers. Unfortunately, these systems may not communicate with one another, track multiple communication channels, systematically store data or incorporate prior learning from past results and may be slow to implement, requiring extensive internal resources that may not be coordinated across the divisions within a company. Inefficiencies arise because, as the customer interacts with the company on each communication channel, the information that the customer gives the company, or that the company observes, is generally stored in separate databases. A company that can understand aggregate data on a particular customer can dramatically increase e-business results and activity. Once a company has a centralized cross-channel understanding of the customer, it can intelligently deliver services across channels to better service customers, thus optimizing the business relationship with, and profitability of, each individual customer.

   Given the complexity and scale of these new Internet-related initiatives, few businesses have in-house employees with the advanced skills necessary to effectively conceive and implement customer-focused marketing strategies and interactive solutions. Nor do they have the technology and systems required to aggregate the data resulting from cross-channel customer contact that will enable them to develop key insights that can drive a higher return on their customer relationships. Given the pressures to get to market quickly, training in-house employees may not be a practical alternative. Hiring trained professionals may be difficult because they are in great demand. Outsourcing this function to providers of Internet professional services is often the most efficient and cost-effective solution for many companies.

   Currently, there are a large number of Internet professional services firms that compete in the marketplace. We believe a greater portion of future Internet-related services spending will be dedicated to the development, implementation and ongoing management of customer-focused solutions that enable the delivery of services to individual customers across multiple Internet-enabled communication channels and devices. We believe that Internet professional services firms that have a customer-focused approach, expertise across multiple Internet-enabled communication channels, advanced data analytics and a global delivery capability will capture an increased share of Internet expenditures from Global 500 companies.

Our Solution

   A Customer Driven Approach. We have developed a business approach that recognizes the power of the customer in a business relationship and seeks to direct that power to the benefit of our clients. In following our approach, we create customer-focused solutions by understanding customer needs, conceiving services that fulfill those needs, building and scaling those services, enabling our clients to distribute them across multiple communication channels and measuring their effectiveness for both our clients and their customers on a global basis. Our approach helps our clients increase the lifetime revenue potential of their customers and transforms the customer experience to one that is more relevant, efficient, meaningful and mutually rewarding for both the client and the customer.

   Building and Delivering Services Across Multiple Internet Channels and Devices. We build a client's web site not only as an e-commerce platform but also as the foundation of a comprehensive online marketing strategy. We work with our clients to build solutions that fulfill customer needs by providing them with personalized services for each customer.

   Analyze and Customize Customer Information to Enhance Client-Customer Relationships. We continuously analyze and measure our customer-focused solutions to determine their effectiveness against client goals and customer needs. In order to make this analysis and measurement more effective, we have a preferred vendor relationship with CentrPort, in which we own a minority share. By accumulating information on the customers' interactions through these different channels and devices in a single database, our clients can better understand their customers' needs and customize new Internet services and features for them.

   Global Delivery Capabilities. We believe that multinational companies prefer a single service provider to help them build and manage their Internet activities around the world. Our knowledge of the international marketplace, combined with our knowledge of our clients' businesses, enables us to help design and create effective global e-business strategies. Through our global network of nine offices in North America, Latin America, Europe and Asia, we deliver successful customer-focused solutions tailored to the specific needs and preferences of the local markets in which our multinational clients operate.

Clients

   We have a diverse roster of clients. Our five largest clients in 2000 accounted for 38.9% of our revenues. Our clients include:

      Citigroup                               Intel
      Delta Air Lines                         JCPenney
      General Electric                        John Hancock
      General Motors                          Kraft
      Hewlett-Packard                         Michelin
      IBM                                     Philips

Sales and Marketing

   We target a select group of clients, primarily Global 500 companies. Many of the Global 500 companies that we target have an existing presence on the web but have yet to develop and deploy a comprehensive strategy for how it will attract, sell to and service customers online. Fewer yet have integrated these efforts across multiple communication channels, effectively leveraged their domestic business strategies in markets around the world or integrated these efforts with offline customer service efforts.

   Recognition of the importance of building online customer relationships through effective Internet solutions on a global basis has contributed to the demand for our expertise and services worldwide, particularly among the largest multinational companies in the world.

   We market our Internet professional services through a combination of business development teams, which target new prospects, and our existing relationship managers, who are responsible for deepening our business relationships with existing clients.

Backlog and Seasonality

   We believe that sales backlog is not a meaningful indication of future revenue because most of our revenue is derived from short-term work orders. We currently do not experience seasonality to any significant extent.

Technology

   Our background in developing e-commerce solutions for Global 500 businesses and the skills of our technology professionals have helped us to utilize technology to further the business and marketing objectives of our client base. We utilize technology to implement customer-focused solutions for our clients and to help them manage their customer relationships.

   We make use of third-party technologies and applications as part of the solutions that we engineer for our clients. We have utilized third-party technology in order to perform several essential business and marketing functions for our clients, including systems integration, ad-serving, e-mail management, data warehousing, order fulfillment and data processing. In addition, we use the technology platform of CentrPort, our preferred vendor, which is intended to provide: the ability to "make decisions" as to what information or service to send to a specific customer; campaign management across multiple communication channels; closed loop media tracking; and analysis of clickstream and log file data.

   Utilizing third-party technology greatly reduces the cost of the solutions that we provide for our clients, while increasing such solutions' scalability as well as the speed with which we can bring them to market. We intend to continue incorporating advanced third-party technologies into our service offerings as the Internet professional services needs of our clients evolve.

Employees and Culture

   In order to maintain high levels of creativity and quality, we place great importance on recruiting and retaining talented employees. As of March 15, 2001, we had approximately 840 full-time employees. We also hire temporary employees and contract service providers as needed. Our employees are not represented by any union and, except for certain members of senior management, are retained on an at-will basis. We consider our employee relations to be good. We believe our firm fosters an entrepreneurial, creative, and professional culture, and as a result, attracts talented individuals. In addition to recruiting talented professionals, we are committed to employee training and orientation. We have various programs dedicated to the training and development of our personnel.

Competition

   The Internet professional services market has grown in recent years due to the increasing need for outsourced expertise in developing end-to-end Internet solutions to create and maintain an e-business. Businesses have realized the opportunity to increase revenue, reduce customer turnover, deepen relationships and increase market share by allowing their customers to access products and services over the Internet through various communication channels. As a result, the market for our services is highly competitive. The market is subject to rapid technological change and increased competition from large existing players, new market entrants and internal Internet services divisions. Our competitors include:

  . Internet professional services firms, such as AGENCY.COM, Digitas, iXL, Organic, Proxicom, Razorfish, Sapient, Scient, and Viant;

  . traditional technology services firms, such as Accenture, Computer Sciences Corporation, EDS, and IBM Global Services; and

  . internal Internet services, technology, marketing and design departments.

   We believe that the main competitive factors in the Internet professional services market include Internet expertise and talent, reliability of a high quality solution, pricing and speed of service, ability to provide an integrated solution, technological knowledge, creative design skills, brand name and recognition and client references. We believe that we compete favorably on these criteria and distinguish ourselves from our competitors based on our customer-driven approach, which focuses on satisfying the needs of our clients' customers.

Financial Information about Geographic Areas

   Reference is made to Note 13 of the Notes to Consolidated Financial Statements. See "Item 8. Financial Statements and Supplementary Data" in Part II of this report.

ITEM 2. PROPERTIES

   Our headquarters and principal operating office are located in Norwalk, Connecticut where we lease approximately 107,000 square feet of space as of December 31, 2000. This lease expires in January 2009. We also lease offices in New York City, San Francisco, Toronto, London, Paris, Munich, Hong Kong, and Sao Paulo, representing approximately 189,000 additional square feet of office space, of which approximately 117,000 is currently in use. In our San Francisco office, we lease approximately 38,500 square feet of office space that is currently unoccupied, which we plan to sublet. In Toronto, we leased new office space of approximately 33,500 square feet that we plan to occupy on or about June 1, 2001, and plan to sublet approximately 11,800 square feet of existing office space. Furthermore, we currently lease approximately 6,700 square feet of office space in Tokyo, Japan, of which 4,500 is currently in use. In March 2001, we announced our decision to close such office and expect to terminate the related lease no later than the third quarter of 2001.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2000.

                              EXECUTIVE OFFICERS

   The following table sets forth certain information with respect to our executive officers as of March 15, 2001:

   Name                    Age                        Position(s)
   ----                    ---                        ----------
   G. M. O'Connell          39 Chairman of the Board
   Marc C. Particelli       56 Chief Executive Officer and Director
   Robert C. Allen, II      33 President, Chief Operating Officer and Director
   John Nardone             36 President, International and Worldwide Director of Media
   Frank J. Connolly, Jr.   42 Chief Financial Officer
   Keryn M. Cerbone         45 Vice President, Controller
   Sloane Levy              36 Vice President, General Counsel and Corporate Secretary
   Amy Nenner               46 Vice President, Human Resources
   Melissa Viglielmo        38 Vice President, Corporate Marketing and Strategy

   G.M. O'Connell is currently Chairman of the Board. Mr. O'Connell also served as our Chief Executive Officer from November 1998 to January 2001. From October 1996 to November 1998, Mr. O'Connell was our President and Chief Operating Officer. From 1987 to October 1996, Mr. O'Connell was a Managing Partner of the Modem Partnership, which he co-founded in 1987. Mr. O'Connell is a director of the Direct Marketing Association. Mr. O'Connell has been a director of ours since 1996.

   Marc C. Particelli was named our Chief Executive Officer in January 2001. From 1997 to December 2000, Mr. Particelli was a partner and managing director of Oak Hill Capital Partners, L.P., an investment firm. Between 1994 and 1997, Mr. Particelli was a partner of Odyssey Partners, L.P., an investment partnership for hedge funds. From 1973 to 1994, Mr. Particelli held various positions with Booz Allen & Hamilton, Inc., a management and technology consulting firm. He is a member of the board of directors of Caribbean Restaurants, Inc., Oreck Corporation, Progressive Moulded Products, Ltd., and EPIX. Mr. Particelli has been a director of ours since January 2001.

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

   Frank J. Connolly, Jr. was named our Chief Financial Officer in January 2001. From 1999 to 2001, Mr. Connolly was the Chief Financial Officer of E-Sync Networks, Inc., a provider of e-business infrastructure products. From 1996 to 1999, he served as a Managing Director of DigaComm, LLC, a private equity firm. Prior to 1996, he was the Senior Vice President, Finance and Chief Financial Officer of DM Holdings, Inc., a consumer marketing information company, and Vice President, Finance of Donnelley Marketing, Inc. Prior to 1991, Mr. Connolly was with The Dun & Bradstreet Corporation and Accenture.

   Keryn M. Cerbone is currently our Vice President, Controller, a position she has held since February 1997. From 1994 to 1996, Ms. Cerbone was the Vice President, Controller of MemberWorks, Inc., a provider of membership service programs. Prior to 1994, Ms. Cerbone was the Assistant Corporate Controller at EnviroSource, Inc., a supplier of recycling, stabilization and landfilling services.

   Sloane Levy is currently our Vice President, General Counsel and Corporate Secretary, a position she has held since May 1999. From April 1998 to May 1999, Ms. Levy was Director, Investor Relations of Witco Corporation, a specialty chemical corporation, now CK Witco. From January 1996 through March 1998, she was

Senior Attorney at Witco Corporation and from May 1994 through December 1995, she was Corporate Counsel for OSi Specialties, Inc., which was subsequently acquired by Witco Corporation. Prior to May 1994, Ms. Levy was associated with the law firms Arent Fox Kitner Plotkin & Kahn and Weil, Gotshal & Manges. Effective April 4, 2001, Ms. Levy will assume responsibility for the Human Resources department.

   Amy Nenner is currently our Vice President, Human Resources, a position she has held since February 2000. From February 1994 until February 2000, Ms. Nenner was Vice President, Human Resources and Administration of Labatt USA, a specialty beer company. Prior to joining Labatt USA, Ms. Nenner held various positions in the human resources field including Vice President, Human Resources of Reed Exhibition Companies and Director, Human Resources of Book of the Month Club, Inc., a subsidiary of Time Warner, Inc. Ms. Nenner has tendered her resignation to us effective April 4, 2001.

   Melissa Viglielmo is currently our Vice President, Corporate Marketing and Strategy, a position she has held since August 2000. From 1997 to 1999, Ms. Viglielmo was the Vice President, Urethane Additives of CK Witco Corporation. Prior to 1997, Ms. Viglielmo was the Vice President, Strategy and Investor Relations of Witco Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

   (a) Our common stock is listed on the Nasdaq National Market under the symbol "MMPT". The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported and reflects all stock splits effected by us.

     1999                                                          High   Low
     ----                                                         ------ ------
     First quarter (from February 5, 1999)....................... $27.56 $11.97
     Second quarter..............................................  26.00  10.63
     Third quarter...............................................  20.86   8.88
     Fourth quarter..............................................  39.50  17.78
     2000                                                          High   Low
     ----                                                         ------ ------
     First quarter............................................... $56.94 $31.22
     Second quarter..............................................  32.06   9.63
     Third quarter...............................................  18.88   3.69
     Fourth quarter..............................................   8.31   3.25

   On March 21, 2001, there were approximately 8,100 shareholders of record of our common stock.

   We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

   In connection with the CentrPort Transactions, on December 22, 2000, we purchased 1,842,657 shares of CentrPort common stock from certain minority shareholders in exchange for 315,858 shares of our common stock, with a value of $1,863,000. We issued such shares to a limited number of CentrPort shareholders in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

   In February 2000, we acquired 100% of the outstanding capital stock of Vivid for approximately $63,600,000. The consideration was paid with approximately $14,400,000 in our common stock (446,010 shares) and approximately $39,000,000 in value related to employee stock options that were converted to options to purchase our common stock, with the remainder in cash. We issued our shares to a limited number of Vivid shareholders in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

   (b) On February 4, 1999, the Securities and Exchange Commission declared our registration statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, we completed an initial public offering of an aggregate of 5,980,000 shares of our common stock at an offering price of $8.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC, and Bear, Stearns & Co. Inc. Net proceeds to us, after deducting underwriting discounts and commissions of $3,349,000 and offering expenses of $2,440,000 were $42,051,000. None of the expenses incurred in the offering were direct or indirect payments to our directors, officers, or general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. We used $6,000,000 of these proceeds to settle an intercompany note payable to True North, and the remainder to acquire and fund the operations of businesses in Tokyo, Munich, Paris, Sao Paulo and San Francisco, as well as to fund the operations of CentrPort prior to its financing in December 2000 (see Note 2 of "Notes to Consolidated Financial Statements").

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations data for the fiscal years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997, and 1996 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are not included herein. The statements of operations data for the fiscal years ended December 31, 2000, 1999, and 1998 and the balance sheet data as of December 31, 2000 and 1999 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein.

                                          Year Ended December 31,
                                  --------------------------------------------
                                    2000(1)  1999   1998(2)   1997(3)   1996
                                  --------  ------- -------  -------   -------
Statements of Operations Data:      (in thousands except per-share data)
Revenues........................  $134,344  $74,036 $42,544  $25,497   $ 2,093
Cost of revenues................    69,088   32,991  23,249   12,045     1,322
                                  --------  ------- -------  -------   -------
Gross profit....................    65,256   41,045  19,295   13,452       771
Sales and marketing.............     5,240    1,658   1,098      769        --
General and administrative......    57,154   29,683  19,750   12,118       712
Excess facility charge,
 severance, and write-off of
 offering-related costs.........     7,008       --      --       --        --
Impairment of goodwill..........    54,287       --      --       --        --
Amortization of goodwill........    15,400    2,959   1,768    1,666        --
Operating losses of True North
 Units Held for Transfer........        --       --      13    2,180     1,309
                                  --------  ------- -------  -------   -------
Operating (loss) income.........   (73,833)   6,745  (3,334)  (3,281)   (1,250)
Interest income (expense), net..     1,866    1,975      29      (76)       --
                                  --------  ------- -------  -------   -------
(Loss) income before income
 taxes..........................   (71,967)   8,720  (3,305)  (3,357)   (1,250)
Provision (benefit) for income
 taxes..........................     2,282    5,703    (102)    (248)     (548)
                                  --------  ------- -------  -------   -------
Net (loss) income...............  $(74,249) $ 3,017 $(3,203) $(3,109)  $  (702)
                                  ========  ======= =======  =======   =======
Basic net (loss) income per
 share..........................  $  (3.04) $  0.14 $ (0.21) $ (0.21)  $(17.55)
                                  ========  ======= =======  =======   =======
Diluted net (loss) income per
 share..........................  $  (3.04) $  0.13 $ (0.21) $ (0.21)  $(17.55)
                                  ========  ======= =======  =======   =======
                                                December 31,
                                  --------------------------------------------
                                    2000(1)  1999    1998     1997(2)  1996(3)
                                  --------  ------- -------  -------   -------
Balance Sheet Data:                            (in thousands)
Cash and cash equivalents.......  $ 35,564  $30,265 $ 7,824  $ 7,056   $ 2,726
Short-term investments..........       201   16,859      --       --        --
Goodwill, net...................    50,496   55,742  33,139   31,645    32,161
Working capital (deficit).......    31,445   37,687  (5,917)   3,269     3,428
Total assets....................   161,505  145,732  71,286   59,024    54,022
Capital lease obligations, less
 current portion................       618      471     323      472       193
Related party obligations, less
 current portion................        --       --      --    9,346     6,000
Other long-term obligations.....     6,324      221      19       41        55
Total stockholders' equity......   104,271  111,476  35,560   35,618    40,493

--------
(1) In February 2000, we acquired Vivid in a business combination accounted for under the purchase method of accounting. Accordingly, the statements of operations data presented above include the operating results of Vivid from the date of its acquisition.
(2) Effective October 1, 1998, we acquired the Poppe Tyson Strategic Interactive Marketing Operations from True North. Because the transaction occurred between True North and majority-owned, controlled subsidiaries, the transaction was recorded as of December 31, 1997, the date on which the Poppe Tyson Strategic Interactive Marketing Operations and we came under common control, at historical cost. Accordingly, the statements of operations data presented above include the operating results of the Poppe Tyson Strategic Interactive Marketing Operations beginning on January 1, 1998 and the balance sheet data of such entity beginning on December 31, 1997.
(3) On December 31, 1996, we acquired the Modem Partnership in a business combination accounted for under the purchase method of accounting. Accordingly, the statements of operations data presented above include the operating results of the Modem Partnership beginning on January 1, 1997 and the balance sheet data of such entity beginning on December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are a leading Internet professional services firm focused on solving the marketing and customer management problems facing executives at those global companies most impacted by digital change. Our approach combines technology-driven solutions with a deep understanding of customer needs to create more rewarding solutions for our clients and their customers. We leverage our experience in marketing and business strategy, creative design, and technology to deliver an integrated service offering that includes Customer Insight, Strategic Planning, Site and Application Development, and Marketing Services.

   True North formed us in October 1996 to acquire the Modem Partnership and to combine it with True North's digital interactive marketing operations, including Northern Lights Interactive. Effective October 1, 1998, we acquired the Poppe Tyson Strategic Interactive Marketing Operations from True North in exchange for (1) our non-strategic digital interactive marketing operations and (2) an aggregate of 1,619,028 shares of our common stock. In conjunction with this transaction, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to us. This transaction occurred among companies under common control, and, accordingly, was recorded as of December 31, 1997, the date of True North's acquisition of the Poppe Tyson Strategic Interactive Marketing Operations, at historical cost.

   Our results of operations include the results of:

  .  the Modem Partnership;

  . the digital interactive marketing operations contributed by True North to us in 1996, including both Northern Lights Interactive and the non-strategic digital interactive marketing operations that we sold back to True North effective October 1, 1998; and

  .  the Poppe Tyson Strategic Interactive Marketing Operations,

from their respective dates of acquisition by True North. The results of operations of the businesses that we sold back to True North effective October 1, 1998 are included in our results through September 30, 1998 and are presented as "Operating Losses of True North Units Held for Transfer" in our consolidated financial statements.

   Clients hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered. We reassess our estimated costs on fixed-fee engagements periodically and losses are accrued, on a project-by-project basis, to the extent that costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts are recognized in the period in which such losses are determined.

   Our five largest clients accounted for 38.9%, 45.1% and 53.4% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Citibank accounted for 13.8% and 12.8% of our consolidated revenues for the years ended December 31, 1999 and 1998, respectively, and AT&T accounted for 20.7% of our consolidated revenues for the year ended December 31, 1998. We expect a relatively high level of client concentration to continue but not necessarily involve the same clients from period to period.

   Our results of operations and our business depend on our relationships with a limited number of large clients. We generally do not have long-term contracts with our clients. Our clients typically hire us one project at a time and generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. As a result, a client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future financial performance.

   Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff and costs for temporary employees that we use to provide professional services, as well as certain other direct costs. Sales and marketing consists of salaries, employee benefits and incentive compensation of new business and other sales and marketing personnel, as well as certain other marketing costs. General and administrative includes salaries, employee benefits and incentive compensation of administrative and other non-billable employees, as well as office rent, utilities, depreciation, amortization of software, professional and consulting fees, travel, telephone and other related expenses.

   In February 2000, we acquired Vivid, a privately held Internet engineering and information architecture specialist, for approximately $63.6 million in cash, common stock and value related to employee stock options that were converted to options to purchase our common stock. We accounted for the Vivid acquisition as a purchase, and accordingly, have included its results with ours from the date of acquisition. The Vivid acquisition resulted in $64.5 million of goodwill. Late in the fourth quarter of 2000, and continuing into the first quarter of 2001, the Vivid business weakened significantly, leading us to conclude that the remaining value inherent in the Vivid goodwill could not be realized. Specifically, the number of Vivid employees employed by the Company continued to decrease, new assignments that would utilize the skills of the remaining Vivid employees were not secured, and market conditions impacted the ability of Internet start-ups to utilize our services. This weakness reflects a further deterioration of conditions that we reviewed in our Form 10-Q for the third quarter of 2000, as amended. Accordingly, we recorded an impairment charge of $52.8 million in the fourth quarter of 2000. As a result, we expect that our goodwill amortization in 2001 will be less than $1.0 million per quarter.

   We have experienced operating or net losses in nine of the twelve quarters in the period January 1, 1998 through December 31, 2000. We have experienced significant revenue growth both domestically and internationally. As a result of the economic downturn in the U.S. and limited increases in client expenditures for our services, we do not expect revenue to continue to grow at historic rates. We expect the annual rate of domestic revenue growth to slow significantly. Revenue growth is also expected to be at slower annual rates than in the past in Europe. Our operations in Asia are expected to experience weak revenues in 2001. In the fourth quarter of 2000, our consolidated revenues declined to $35.2 million from $37.8 million in the third quarter of 2000. During 2000, 79.0% of our revenues were generated domestically and 21.0% were generated internationally. International margins will continue to be lower than domestic margins due to lower billing rates, lower utilization rates, higher benefit costs and higher occupancy and infrastructure costs.

   During 2000, we incurred substantial costs to expand and integrate our operations both domestically and internationally, as well as to develop our infrastructure. As a result of the economic downturn and decreasing demand of our clients, we reduced our workforce by slightly less than 4%, consisting of both billable and non-billable employees, in the fourth quarter of 2000, as well as our office space in both our San Francisco and Tokyo locations. In conjunction with these actions, we recorded a pre-tax charge of approximately $6.3 million during the fourth quarter of 2000. In the first quarter of 2001, we further reduced headcount by approximately 10%, consisting of both billable and non-billable employees, and announced the closing of our Tokyo office, which is expected to cease its operations in the second quarter of 2001. In conjunction with these actions, we expect to record a one-time, pre-tax charge of approximately $3.0 million during the first quarter of 2001.

   In December 2000, we completed a series of transactions that provided for the financing of, and sale of a portion of our ownership in, CentrPort. The CentrPort Investors purchased 8,332,000 shares of preferred stock of CentrPort from us in exchange for (a) $2.5 million in cash, (b) a $2.5 million receivable due in December 2001, subject to certain conditions, and (c) a warrant to purchase 391,604 shares of CentrPort common stock. Concurrent with such purchase, the CentrPort Investors agreed to invest up to $22.0 million directly into

CentrPort, of which $16.5 million was payable at closing and $5.5 million is payable in December 2001, subject to CentrPort securing certain revenue commitments by April 1, 2001, in exchange for 36,660,800 shares of newly-issued CentrPort preferred stock. To the extent that CentrPort does not receive this additional funding, the value of our investment in CentrPort may decline and our deferred gain could be reduced (see Note 18 of "Notes to Consolidated Financial Statements"). In addition, we purchased 1,842,657 shares of CentrPort common stock from certain minority shareholders in exchange for approximately $1.9 million (315,858 shares) of our common stock. The purchase by the CentrPort Investors of a portion of our ownership in CentrPort, the investment by the CentrPort Investors directly into CentrPort, and our purchase of CentrPort common stock from certain minority shareholders, are hereinafter collectively referred to as the "CentrPort Transactions". As a result of the CentrPort Transactions, our ownership in CentrPort was reduced from approximately 59.0% to approximately 15.2%. We will account for our remaining investment in CentrPort of $3.7 million under the cost method of accounting from the date of the CentrPort Transactions. Prior to the CentrPort Transactions, we had reflected 100% of CentrPort's assets, liabilities and operating losses in our consolidated results because we represented CentrPort's sole source of funding and were its primary customer.

   In conjunction with the CentrPort Transactions, we have designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 (the "CentrPort Commitment"). If the CentrPort Commitment is not met, we must pay the value of the shortfall to CentrPort in cash or CentrPort common stock, at our election. Through March 16, 2001, we have sales orders for $1.6 million of CentrPort products and services.

Historical Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues. Revenues increased by $60.3 million, or 81.5%, to $134.3 million for 2000 from $74.0 million for 1999. Revenues increased primarily as a result of increased billing rates and billed hours, as well as our domestic and international acquisitions, which accounted for approximately $12.1 million of the increase in revenues.

   Cost of Revenues and Gross Margin. Cost of revenues increased by $36.1 million, or 109.4%, to $69.1 million for 2000 from $33.0 million for 1999. Gross margin declined to 48.6% for 2000 from 55.4% for 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to the growth of our existing client relationships, as well as the addition of new client relationships. The decline in gross margin in 2000 compared to 1999 was primarily due to higher production costs and lower utilization of personnel, offset in part by higher billing rates.

   Sales and Marketing. Sales and marketing increased by $3.6 million, or 216.0%, to $5.2 million for 2000 from $1.7 million for 1999. Sales and marketing represented 3.9% and 2.2% of revenues for 2000 and 1999, respectively. The dollar and percentage increases in sales and marketing were attributable to increased salaries, benefits and incentive compensation associated with an increase in headcount, as well as an increase in spending on company advertising.

   General and Administrative. General and administrative increased by $27.5 million, or 92.5%, to $57.2 million for 2000 from $29.7 million for 1999. General and administrative represented 42.5% of revenues for 2000 and 40.1% for 1999. The dollar and percentage increases in general and administrative were due primarily to increased occupancy and office support expenses, as well as increased salary, benefits and incentive compensation of administrative and other non-billable employees incurred in connection with increases in headcount.

   Excess Facility Charge, Severance and Write-Off of Offering-Related
Costs. We recorded charges in the fourth quarter of 2000 totaling $6.3 million, which related primarily to leased office space reductions in San Francisco and Tokyo, with the remainder related to severance actions. In the second quarter of 2000, we also recorded a $0.7 million charge for the write-off of deferred costs related to a proposed public offering of our common stock that we cancelled.

   Impairment of Goodwill. As discussed above, we concluded that, as of December 31, 2000, the goodwill remaining from the Vivid acquisition totaling $52.8 million was fully impaired and could not be recovered from expected future cash flows. As a result, we incurred a one-time, non-cash charge of $52.8 million in the fourth quarter of 2000. We also recorded a fourth quarter charge of $1.5 million for the write-off of the goodwill associated with our Japan operations. See Note 3 of "Notes to Consolidated Financial Statements".

   Amortization of Goodwill. Amortization of goodwill increased by $12.4 million, or 420.4%, to $15.4 million for 2000 from $3.0 million for 1999. The increase is primarily a result of our acquisition of Vivid, as well as our acquisitions in Japan, Germany and France. As a result of the impairment charges discussed above, we expect that our goodwill amortization in 2001 will be less than $1.0 million per quarter.

   Interest Income, Net. The decrease in interest income, net to $1.9 million for 2000 from $2.0 million for 1999 is principally attributable to lower average cash, cash equivalents and short-term investments balances during 2000 than in 1999.

   Income Taxes. We had a provision for income taxes of $2.3 million on a pre-tax loss of $72.0 million for 2000 compared to a provision of $5.7 million on pre-tax income of $8.7 million for 1999. The effective income tax rate was 3.2% in 2000 compared to 65.4% in 1999. These rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and impairment, and losses of certain foreign subsidiaries on which we do not currently recognize tax benefits.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Revenues increased by $31.5 million, or 74.0%, to $74.0 million for 1999 from $42.5 million for 1998. Revenues increased primarily as a result of increased services provided to existing clients and the addition of new clients.

   Cost of Revenues and Gross Margin. Cost of revenues increased by $9.8 million, or 41.9%, to $33.0 million for 1999 from $23.2 million for 1998. Gross margin improved to 55.4% for 1999 from 45.4% for 1998. The increase in cost of revenues was primarily due to a company-wide increase in headcount due to the growth of our existing client relationships, as well as the addition of new client relationships. The improvement in gross margin in 1999 compared to 1998 was primarily due to improved utilization.

   Sales and Marketing. Sales and marketing increased by $0.6 million, or 51.0%, to $1.7 million for 1999 from $1.1 million for 1998. Sales and marketing represented 2.2% and 2.6% of revenues for 1999 and 1998, respectively. The dollar increase in sales and marketing was primarily attributable to increased salaries, benefits and incentive compensation associated with an increase in headcount. The decrease in sales and marketing as a percentage of revenues was due primarily to a higher percentage growth rate in revenues.

   General and Administrative. General and administrative increased by $9.9 million, or 50.3%, to $29.7 million for 1999 from $19.8 million for 1998. General and administrative represented 40.1% of revenues for 1999 and 46.4% for 1998. The dollar increase in general and administrative was due primarily to increased occupancy and office support expenses, as well as increased salary, benefits and incentive compensation of administrative and other non-billable employees, incurred in connection with increases in headcount. The decrease in office and general as a percentage of revenues was due primarily to a higher percentage growth rate in revenues.

   Amortization of Goodwill. Amortization of goodwill increased by $1.2 million, or 67.4%, to $3.0 million for 1999 from $1.8 million for 1998. The increase is primarily a result of payments of additional purchase price for the Modem Partnership by True North to the former owners of the Modem Partnership of $18.5 million in February 1999 and $3.3 million in May 1998, as well as our acquisitions in Japan and Germany during 1999 (see Note 2 of "Notes to Consolidated Financial Statements").

   Operating Losses of True North Units Held for Transfer. We sold our non-strategic digital interactive marketing operations to True North effective October 1, 1998. Accordingly, the operating results of such entities are not a part of our operating results for 1999.

   Interest Income, Net. The increase in interest income, net to $2.0 million for 1999 is principally attributable to interest income earned on investments purchased with the proceeds from our initial public offering.

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

Factors Affecting Operating Results

   Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including: the scope and timing of new assignments and client initiatives; the spending levels and budget constraints of our clients; our dependence on a limited number of clients; the opening, closing or acquisition and integration of offices; our relative mix of business; changes in our pricing strategies or those of our competitors; our effectiveness in attracting and retaining qualified personnel, including management; our ability to control costs in light of changes in client demand for our services; our ability to accurately estimate costs in fixed-fee engagements; exclusivity arrangements with clients that may limit our ability to provide services to others; and other factors that are outside of our control. Other factors that may affect our future operating results are: our ability to fulfill the CentrPort Commitment; CentrPort's ability to execute its strategy and business plan and to meet its obligations under leases for which we are guarantor; our ability to manage future growth, if any; our ability to respond to rapid technological change; our dependence on the continued growth of the Internet; and changes in government regulations, including regulation of privacy issues. As a result, period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance.

Liquidity and Capital Resources

   We historically have financed our operations primarily from funds generated from operations and the proceeds from our initial public offering. Net cash provided by operating activities was $9.7 million, $11.2 million and $6.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, including depreciation and goodwill amortization totaling $21.5 million, $6.4 million and $3.6 million during such years, respectively.

   Net cash used in investing activities was $8.4 million, $31.8 million and $4.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, we invested $15.6 million, $10.4 million and $4.1 million in capital expenditures, respectively. During 2000 and 1999, we also used $11.2 million and $4.6 million of these funds, respectively, to acquire businesses in San Francisco, Sao Paulo, Paris, Tokyo and Munich, offset in 2000 by $2.0 million in proceeds from the sale of a portion of our investment in CentrPort. In 2000, our investing activities included a net reduction in our short-term investments of $16.4 million compared to a net increase of $16.9 million in 1999.

   Net cash provided by (used in) financing activities was $3.9 million, $43.0 million and $(1.4) million for the years ended December 31, 2000, 1999 and 1998, respectively. Our primary sources of cash flows from financing activities during 2000 and 1999 were the exercise of employee stock options of $5.3 million and $4.7 million, respectively, and proceeds of $43.5 million from our initial public offering in 1999. In 1998, cash used in financing activities was primarily related to our intercompany credit arrangements with True North.

   Our short-term capital commitments include net media payments of $9.6 million, 2000 bonus payments aggregating $4.7 million, Japan operating and severance costs of approximately $2.0 million, other severance costs of $0.6 million, payments under a note payable of $1.4 million, lease payments over the next twelve months aggregating approximately $8.3 million and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate growth, as well as the rate at which we choose to invest in new technologies. Although we have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand our operations, we expect that such needs will be substantially reduced during fiscal 2001 as compared to 2000.

   We are the guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of December 31, 2000, the remaining base rent due under this lease is approximately $5.8 million, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In addition, we are the guarantor for CentrPort's thirty-six month lease of certain network storage server equipment from a third party vendor, which lease is terminable earlier upon payment for the outstanding value of the equipment. As of December 31, 2000, the remaining payments under this lease aggregate approximately $1.7 million. The lease provides that the lessor will discharge our guaranty if CentrPort establishes a letter of credit in favor of the lessor for an aggregate amount of 50% of the outstanding lease payments as of the date of the letter of credit. CentrPort has committed to establish such a letter of credit.

   We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months.

Recently Issued Accounting Pronouncements

   In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of Statement No. 125, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces certain new disclosures, but otherwise carries forward most of the provisions of SFAS No. 125 without amendment. SFAS No. 140 has an immediate impact with respect to the collateral provisions of SFAS No. 125, which must be applied for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, except for transfers of assets required by commitments made before March 31, 2001, to transferees or beneficial interest holders other than the transferor, its affiliates, or its agents. We do not believe that the adoption of SFAS No. 140 will have a material impact on our results of operations.

   In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain derivative instruments and hedging activities. SFAS No. 133 was previously amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. We will adopt SFAS No. 138 concurrently with SFAS No. 133, however, we do not believe that such adoptions will have a material impact on our results of operations.

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting For Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. Among other things, FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain of its conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. We adopted the provisions of FIN 44 as of July 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our consolidated financial statements are denominated in U.S. dollars. In 2000, we derived approximately 21.0% of our revenues from operations outside of the United States. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Yen, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuation for the year ended December 31, 2000 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, as we continue to extend the depth and breadth of our foreign operations, we will, from time-to-time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

   At December 31, 2000, our balance sheet includes investments in marketable equity securities with a fair value of approximately $0.1 million. The securities are classified as available-for-sale in our consolidated balance sheet, with unrealized gains and losses reported as a separate component of stockholders' equity, net of applicable deferred income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Modem Media, Inc. and Subsidiaries
  Report of Independent Public Accountants...............................    21
  Consolidated Balance Sheets as of December 31, 2000 and 1999...........    22
  Consolidated Statements of Operations for the years ended December 31,
   2000, 1999 and 1998...................................................    23
  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2000, 1999 and 1998..........................    24
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999 and 1998...................................................    25
  Notes to Consolidated Financial Statements............................. 26-46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Modem Media, Inc.:

   We have audited the accompanying consolidated balance sheets of Modem Media, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modem Media, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Stamford, Connecticut
March 15, 2001

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
Current assets:
 Cash and cash equivalents......................... $ 35,564,000  $ 30,265,000
 Short-term investments............................      201,000    16,859,000
 Accounts receivable, net of bad debt reserve of
  $1,389,000 and $1,151,000, respectively..........   25,289,000    18,090,000
 Unbilled revenues.................................    3,031,000     2,066,000
 Unbilled charges..................................      991,000       642,000
 Deferred income taxes.............................    9,558,000     1,004,000
 Prepaid expenses and other current assets.........    7,103,000     2,325,000
                                                    ------------  ------------
   Total current assets............................   81,737,000    71,251,000
Property and equipment:
 Leasehold improvements............................    8,555,000     3,769,000
 Computers and software............................   15,110,000    11,158,000
 Furniture and other...............................    8,045,000     4,969,000
                                                    ------------  ------------
   Total property and equipment....................   31,710,000    19,896,000
 Less: accumulated depreciation and amortization...   (9,644,000)   (5,704,000)
                                                    ------------  ------------
   Total property and equipment, net...............   22,066,000    14,192,000
Other assets:
 Goodwill, net of accumulated amortization of
  $9,744,000 and $6,391,000, respectively..........   50,496,000    55,742,000
 Deferred income taxes.............................          --        602,000
 Other assets......................................    7,206,000     3,945,000
                                                    ------------  ------------
   Total other assets..............................   57,702,000    60,289,000
                                                    ------------  ------------
   Total assets.................................... $161,505,000  $145,732,000
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................. $  5,745,000  $  5,346,000
 Pre-billed media..................................   12,043,000     6,639,000
 Advance billings..................................    2,368,000     2,736,000
 Deferred revenues.................................    4,392,000     4,125,000
 Deferred gain on sale of CentrPort common stock...    4,052,000           --
 Accrued expenses and other current liabilities....   21,692,000    14,718,000
                                                    ------------  ------------
   Total current liabilities.......................   50,292,000    33,564,000
Noncurrent liabilities:
 Capital lease obligations, less current portion...      618,000       471,000
 Deferred income taxes.............................    2,093,000           --
 Other liabilities.................................    4,231,000       221,000
Commitments and contingencies (see Note 11)........
Stockholders' equity:
 Common stock, $.001 par value--145,000,000 shares
  authorized, 25,459,157 and
  12,115,970 issued, respectively..................       25,000        12,000
 Common stock, Class B, $.001 par value -- 0 and
  11,116,326 shares authorized, issued and
  outstanding, respectively........................          --         11,000
 Preferred stock, $.001 par value--5,000,000
  shares authorized, none issued and outstanding...          --            --
 Paid-in capital...................................  189,127,000   121,151,000
 Accumulated deficit...............................  (82,853,000)   (8,604,000)
 Treasury stock, 197,849 and 184,834 shares of
  common stock, respectively, at cost..............   (1,191,000)   (1,118,000)
 Accumulated other comprehensive income............     (837,000)       24,000
                                                    ------------  ------------
   Total stockholders' equity......................  104,271,000   111,476,000
                                                    ------------  ------------
   Total liabilities and stockholders' equity...... $161,505,000  $145,732,000
                                                    ============  ============

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                          -------------------------------------
                                              2000         1999        1998
                                          ------------  ----------- -----------
Revenues................................  $134,344,000  $74,036,000 $42,544,000
Cost of revenues........................    69,088,000   32,991,000  23,249,000
                                          ------------  ----------- -----------
Gross profit............................    65,256,000   41,045,000  19,295,000
                                          ------------  ----------- -----------
Operating expenses:
  Sales and marketing...................     5,240,000    1,658,000   1,098,000
  General and administrative............    57,154,000   29,683,000  19,750,000
  Excess facility charge, severance and
   write-off of offering-related costs..     7,008,000          --          --
  Impairment of goodwill................    54,287,000          --          --
  Amortization of goodwill..............    15,400,000    2,959,000   1,768,000
  Operating losses of True North Units
   Held for Transfer....................           --           --       13,000
                                          ------------  ----------- -----------
    Total operating expenses............   139,089,000   34,300,000  22,629,000
                                          ------------  ----------- -----------
Operating (loss) income.................   (73,833,000)   6,745,000  (3,334,000)
Interest income, net....................     1,866,000    1,975,000      29,000
                                          ------------  ----------- -----------
(Loss) income before income taxes.......   (71,967,000)   8,720,000  (3,305,000)
Provision (benefit) for income taxes....     2,282,000    5,703,000    (102,000)
                                          ------------  ----------- -----------
Net (loss) income.......................  $(74,249,000) $ 3,017,000 $(3,203,000)
                                          ============  =========== ===========
Net (loss) income per share:
  Basic.................................  $      (3.04) $      0.14 $     (0.21)
                                          ============  =========== ===========
  Diluted...............................  $      (3.04) $      0.13 $     (0.21)
                                          ============  =========== ===========
Weighted-average number of common shares
 outstanding:
  Basic.................................    24,386,000   21,563,000  14,930,000
                                          ============  =========== ===========
  Diluted...............................    24,386,000   22,958,000  14,930,000
                                          ============  =========== ===========


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                              Class B                                                Other         Total
                                      Common   Common     Paid-in     Accumulated    Treasury    Comprehensive Stockholders'
                                       Stock   Stock      Capital       Deficit        Stock        Income        Equity
                                      ------- --------  ------------  ------------  -----------  ------------- -------------
Balance as of December 31, 1997....   $ 5,000 $ 11,000  $ 44,828,000  $ (9,200,000) $       --     $ (26,000)  $ 35,618,000
Comprehensive income:
 Net loss..........................       --       --            --     (3,203,000)         --           --      (3,203,000)
 Foreign currency translation
  adjustment.......................       --       --            --            --           --       (20,000)       (20,000)
                                                                                                               ------------
 Total comprehensive income (loss)..                                                                             (3,223,000)
                                                                                                               ------------
Forgiveness of intercompany
 borrowings........................       --       --      5,763,000           --           --           --       5,763,000
Sale to True North of True North
 Units Held for Transfer...........       --       --     (7,444,000)          --           --           --      (7,444,000)
Acquisition of fixed assets from
 True North in connection with the
 Combination.......................       --       --      1,624,000           --           --           --       1,624,000
Payment by True North to former
 Modem Partnership partners........       --       --      3,263,000           --           --           --       3,263,000
Other, net.........................       --       --       (823,000)      782,000          --           --         (41,000)
                                      ------- --------  ------------  ------------  -----------    ---------   ------------
Balance as of December 31, 1998....     5,000   11,000    47,211,000   (11,621,000)         --       (46,000)    35,560,000
Comprehensive income:
 Net income........................       --       --            --      3,017,000          --           --       3,017,000
 Foreign currency translation
  adjustment.......................       --       --            --            --           --        70,000         70,000
                                                                                                               ------------
 Total comprehensive income........                                                                               3,087,000
                                                                                                               ------------
Initial public offering, net of
 offering costs....................     6,000      --     42,045,000           --           --           --      42,051,000
Exercise of stock options..........     1,000      --      3,704,000           --           --           --       3,705,000
Tax benefit from the exercise of
 stock options.....................       --       --      5,728,000           --           --           --       5,728,000
Shares issued under employee stock
 purchase plan.....................       --       --        956,000           --           --           --         956,000
Purchases of treasury stock........       --       --            --            --    (1,118,000)         --      (1,118,000)
Acquisition of MEX Multimedia
 Experts GmbH......................       --       --      2,400,000           --           --           --       2,400,000
Payment by True North to former
 Modem Partnership partners........       --       --     18,518,000           --           --           --      18,518,000
Other, net.........................       --       --        589,000           --           --           --         589,000
                                      ------- --------  ------------  ------------  -----------    ---------   ------------
Balance as of December 31, 1999....    12,000   11,000   121,151,000    (8,604,000)  (1,118,000)      24,000    111,476,000
Comprehensive income:
 Net loss..........................       --       --            --    (74,249,000)         --           --     (74,249,000)
 Unrealized loss on available-for-
  sale securities, net of taxes....       --       --            --            --           --      (164,000)      (164,000)
 Foreign currency translation
  adjustment.......................       --       --            --            --           --      (697,000)      (697,000)
                                                                                                               ------------
 Total comprehensive income (loss)..                                                                            (75,110,000)
                                                                                                               ------------
Conversion of Class B shares by
 True North........................    11,000  (11,000)          --            --           --           --             --
Exercise of stock options..........     1,000      --      2,499,000           --           --           --       2,500,000
Tax benefit from the exercise of
 stock options.....................       --       --      8,443,000           --           --           --       8,443,000
Shares issued under employee stock
 purchase plan.....................     1,000      --      2,751,000           --           --           --       2,752,000
Purchases of treasury stock........       --       --            --            --       (73,000)         --         (73,000)
Acquisition of Vivid Holdings, Inc.
 and Vivid Publishing, Inc.........       --       --     53,400,000           --           --           --      53,400,000
Acquisition of additional interest
 in CentrPort......................       --       --      1,863,000           --           --           --       1,863,000
SAB No. 51 non-cash loss on sale of
 CentrPort common stock............       --       --     (1,435,000)          --           --           --      (1,435,000)
Other, net.........................       --       --        455,000           --           --           --         455,000
                                      ------- --------  ------------  ------------  -----------    ---------   ------------
Balance as of December 31, 2000....   $25,000 $    --   $189,127,000  $(82,853,000) $(1,191,000)   $(837,000)  $104,271,000
                                      ======= ========  ============  ============  ===========    =========   ============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         --------------------------------------
                                             2000         1999         1998
                                         ------------  -----------  -----------
Cash flows from operating activities:
 Net (loss) income.....................  $(74,249,000) $ 3,017,000  $(3,203,000)
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
   Depreciation........................     6,127,000    3,463,000    1,846,000
   Excess facility charge and unpaid
    severance..........................     5,933,000          --           --
   Impairment of goodwill..............    54,287,000          --           --
   Amortization of goodwill............    15,400,000    2,959,000    1,768,000
   Tax benefit from the exercise of
    stock options......................     2,025,000    5,703,000          --
   Bad debt expense....................       696,000      316,000      660,000
   Other...............................     1,136,000      268,000      155,000
   Changes in assets and liabilities:
     Accounts receivable...............    (7,432,000)  (4,432,000)  (6,865,000)
     Unbilled revenues.................    (1,002,000)    (179,000)    (217,000)
     Unbilled charges..................      (368,000)      53,000       18,000
     Prepaid expenses and other current
      assets...........................    (1,392,000)  (1,157,000)    (798,000)
     Accounts payable, accrued expenses
      and other current liabilities....     3,378,000    6,405,000    7,839,000
     Pre-billed media..................     5,446,000     (260,000)   3,028,000
     Advance billings..................      (359,000)     565,000        1,000
     Deferred revenues.................       386,000   (1,364,000)   3,868,000
     Other, net........................      (327,000)  (4,178,000)  (1,912,000)
     Net assets of True North Units
      Held for Transfer................           --           --       129,000
                                         ------------  -----------  -----------
      Net cash provided by operating
       activities......................     9,685,000   11,179,000    6,317,000
Cash flows from investing activities:
 Purchases of property and equipment...   (15,616,000) (10,403,000)  (4,133,000)
 Purchases of short-term investments...      (463,000) (16,859,000)         --
 Maturities of short-term investments..    16,859,000          --           --
 Acquisitions, net of cash acquired....   (11,162,000)  (4,624,000)         --
 Proceeds from sale of CentrPort common
  stock................................     2,019,000          --           --
 Other, net............................           --       115,000          --
                                         ------------  -----------  -----------
      Net cash used in investing
       activities......................    (8,363,000) (31,771,000)  (4,133,000)
Cash flows from financing activities:
 Proceeds from initial public
  offering.............................           --    43,459,000          --
 Funding to True North.................       (15,000)  (3,302,000)  (1,015,000)
 Purchases of treasury stock...........       (73,000)  (1,118,000)         --
 Principal payments made under capital
  lease obligations....................      (378,000)    (392,000)    (361,000)
 Exercises of stock options, including
  purchases under employee stock
  purchase plan........................     5,251,000    4,661,000          --
 Other, net............................      (892,000)    (339,000)     (40,000)
                                         ------------  -----------  -----------
      Net cash provided by (used in)
       financing activities............     3,893,000   42,969,000   (1,416,000)
                                         ------------  -----------  -----------
Effect of exchange rates on cash and
 cash equivalents......................        84,000       64,000          --
                                         ------------  -----------  -----------
Net increase in cash and cash
 equivalents...........................     5,299,000   22,441,000      768,000
Cash and cash equivalents, beginning of
 the year..............................    30,265,000    7,824,000    7,056,000
                                         ------------  -----------  -----------
Cash and cash equivalents, end of the
 year..................................  $ 35,564,000  $30,265,000  $ 7,824,000
                                         ============  ===========  ===========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media, Inc. ("Modem Media" or the "Company") is a leading Internet professional services firm focused on solving the marketing and customer management problems facing executives at those global companies most impacted by digital change. The Company's approach combines technology-driven solutions with a deep understanding of customer needs to create more rewarding solutions for its clients and their customers. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Hong Kong, and Sao Paulo.

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

   Revenue Recognition and Billing--A majority of the Company's revenues is derived from fixed-fee assignments. During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Among other things, SAB No. 101 provides guidance on applying generally accepted accounting principles to certain revenue recognition issues. The Company recognizes revenues as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings. Unbilled charges represent production and other client reimbursable out-of-pocket costs in excess of billings. Revenue is reported net of such reimbursable costs. Pre-billed media represents amounts billed to customers for media placement in advance of the advertisements being placed. Advance billings represent billings of production and other client reimbursable out-of-pocket costs in excess of those incurred. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company reassesses its estimated costs on each project periodically and losses are accrued, on a project-by-project basis, to the extent that costs incurred and anticipated costs to complete projects exceed anticipated billings. Provisions for estimated losses on uncompleted projects are made in the period in which such losses are determinable.

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

   Business Concentrations and Credit Risk--The Company's services have been provided to a limited number of clients located worldwide in a variety of industries. The Company had revenues from one client representing 13.8% of total revenues during the year ended December 31, 1999 and two clients representing 20.7% and 12.8% of total revenues during the year ended December 31, 1998. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had three clients accounting for 15.0%, 12.1%, and 10.7% of total gross accounts receivable as of December 31, 2000 and one client accounting for 18.7% of total gross accounts receivable as of December 31, 1999.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

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

   Stock-Based Compensation--The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to paid-in capital.

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with maturities greater than three months at the time of purchase are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2000, all of the Company's short-term investments have been classified as available-for-sale securities and are carried at fair market value. Short-term investments principally consist of commercial paper maturing less than six months from the date of purchase and marketable equity securities.

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

   Goodwill--Goodwill represents acquisition costs in excess of the fair value of net assets acquired and is amortized using the straight-line method over periods of five to twenty years. Carrying values are periodically reviewed for impairment and adjusted, if necessary, based upon current facts and circumstances and management's estimates of the undiscounted future cash flows from the related businesses (see Note 3).

   Long-Lived Assets--In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments (see
Note 3).

   Accounting for Sales of Stock by a Subsidiary--In accordance with SAB No. 51, Accounting for Sales of Stock by a Subsidiary, the Company accounts for gains and losses on issuances of stock by its subsidiaries as equity transactions.

   Net (Loss) Income Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net
(loss) income per share gives effect to all potentially dilutive securities that were outstanding

                      MODEM MEDIA, INC. AND SUBSIDIARIES
during each period. The Company had net losses for the years ended December 31, 2000 and 1998; as a result, none of the options outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive.

                                                   Year Ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Basic weighted-average number of common
    shares outstanding.......................  24,386,000 21,563,000 14,930,000
   Potentially dilutive effect of stock
    options and warrants.....................         --   1,395,000        --
                                               ---------- ---------- ----------
   Diluted weighted-average number of common
    shares outstanding.......................  24,386,000 22,958,000 14,930,000
                                               ========== ========== ==========

   All historical weighted-average share and per-share amounts have been restated to reflect the stock splits effected by the Company (see Note 6).

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

   Comprehensive Income--The Company reflects its comprehensive income, such as unrealized gains and losses on the Company's foreign currency translation adjustments and available-for-sale securities, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. The Company's unrealized loss on available-for-sale securities is shown net of deferred taxes of $114,000.

   The components of accumulated other comprehensive income as of December 31, 2000, 1999, and 1998 are as follows:

                                                          December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   ---------  ------- --------
   Foreign currency translation adjustment.......  $(673,000) $24,000 $(46,000)
   Unrealized loss on available-for-sale
    securities, net of taxes.....................   (164,000)     --       --
                                                   ---------  ------- --------
     Total accumulated other comprehensive
      income.....................................  $(837,000) $24,000 $(46,000)
                                                   =========  ======= ========

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

                      MODEM MEDIA, INC. AND SUBSIDIARIES

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

   In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting For Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25. Among other things, FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain of its conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of July 1, 2000.

NOTE 2. Acquisitions and Dispositions

   The Company and certain employees formed CentrPort, LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, the Company completed a series of transactions that provided for the financing of, and sale of a portion of its ownership in, CentrPort, Inc. ("CentrPort"), formerly a majority-owned subsidiary. A venture capital group (the "CentrPort Investors") purchased 8,332,000 shares of preferred stock of CentrPort from the Company in exchange for (a) $2,500,000 in cash, (b) a $2,500,000 receivable due in December 2001, subject to certain conditions, and
(c) a warrant to purchase 391,604 shares of CentrPort common stock. Concurrent with such purchase, the CentrPort Investors agreed to invest up to $22,000,000 directly into CentrPort, of which $16,500,000 was payable at closing and $5,500,000 is payable in December 2001, subject to CentrPort securing certain revenue commitments by April 1, 2001, in exchange for 36,660,800 shares of newly-issued CentrPort preferred stock. To the extent that CentrPort does not receive this additional funding, the value of the Company's investment in CentrPort may decline and its deferred gain could be reduced (see Note 18). In addition, the Company purchased 1,842,657 shares of CentrPort common stock from certain minority shareholders in exchange for $1,863,000 (315,858 shares) of Modem Media common stock. The purchase by the CentrPort Investors of a portion of the Company's ownership in CentrPort, the investment by the CentrPort Investors directly into CentrPort, and the Company's purchase of CentrPort common stock from certain minority shareholders, are hereinafter collectively referred to as the "CentrPort Transactions". Immediately prior to the closing of the CentrPort Transactions, CentrPort, which was previously organized as a limited liability company, was reorganized as a Delaware corporation.

   Prior to the CentrPort Transactions, the Company was CentrPort's sole source of funding, as well as its primary customer. Consequently, despite owning less than 100% of CentrPort's total equity interests during 2000 and 1999, the Company included 100% of CentrPort's assets, liabilities and operating losses in its consolidated results. As a result of the CentrPort Transactions, the Company's ownership in CentrPort was reduced from approximately 59.0% to approximately 15.2%. From the date of the CentrPort Transactions, the Company's remaining investment in CentrPort of $3,693,000 will be accounted for under the cost method of accounting. Such investment is included in "Other assets" in the accompanying consolidated balance sheet as of December 31, 2000.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   In conjunction with the CentrPort Transactions, the Company has designated CentrPort as a preferred vendor and committed to resell at least $5,000,000 of CentrPort's products and services during 2001 (the "CentrPort Commitment"). If the CentrPort Commitment is not met, the Company must pay the value of the shortfall to CentrPort in cash or CentrPort common stock, at the Company's election. If certain resale targets above the CentrPort Commitment are met, the CentrPort Investors will be required to pay an additional $700,000 in cash to the Company on March 31, 2002. Furthermore, although no additional commitment has been made to do so, the Company can earn warrants to purchase up to an additional 2,349,624 shares of CentrPort common stock if certain resale targets are achieved by the Company through 2002.

   The Company is deferring the gain from the CentrPort Transactions of approximately $4,052,000 until the Company's obligations under the CentrPort Commitment and other agreements are met (see Note 18). Furthermore, in accordance with SAB No. 51, the Company realized a non-cash loss of approximately $1,435,000, net of taxes, from the CentrPort Transactions, which has been reflected as an equity transaction in the accompanying consolidated financial statements.

   In February 2000, the Company acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for approximately $63,600,000. Vivid was a professional services company with 101 employees that provided engineering and information architecture services primarily to Internet start-ups. The consideration was comprised of approximately $10,200,000 in cash, approximately $14,400,000 in Modem Media common stock (446,010 shares), and approximately $39,000,000 in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in the Company's financial statements from the date of its acquisition. The allocation of the excess of purchase price over the fair value of net assets acquired of approximately $64,500,000 was being amortized over a five-year period. As of the end of the fourth quarter of 2000, the Company concluded that the goodwill associated with the Vivid acquisition was impaired, resulting in the write-off of the unamortized balance of $52,758,000 (see Note
3).

   The following information reflects pro forma statement of operations data for the year ended December 31, 1999 assuming that acquisition of Vivid occurred on January 1, 1999.

                                                                    Year Ended
                                                                     December
                                                                        31,
                                                                       1999
                                                                    -----------
     Revenues...................................................... $81,067,000
     Loss before income taxes......................................  (6,493,000)
     Net loss...................................................... (11,096,000)
     Basic and diluted net loss per common share...................       (0.50)

   These pro forma results have been presented for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisition of Vivid occurred on January 1, 1999, or which may result in the future.

   All other acquisitions of the Company during the periods presented are as follows:

   In March 2000, the Company purchased 100% of the outstanding capital stock of its affiliate in Sao Paulo, Brazil ("Modem Media Brazil") from its former parent, True North Communications Inc. ("True North"), for $135,000 in cash. Because the transaction occurred among True North and majority-owned, controlled subsidiaries, the transaction was recorded at historical cost. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Brazil have been included in the Company's financial statements from the date of its acquisition.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

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

   In October 1999, the Company acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH ("MEX"), a developer of interactive business solutions in Munich, Germany, for approximately $5,400,000, which was comprised of $3,000,000 in cash and approximately $2,400,000 in common stock of the Company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of MEX have been included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of approximately $4,700,000 is being amortized over a ten-year period.

   In June 1999, the Company acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan ("Modem Media Japan") for approximately $1,400,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Japan have been included in the Company's consolidated financial statements from the date of its acquisition. Pursuant to the acquisition agreement, the Company made an additional payment to the former owners of Modem Media Japan of approximately $274,000 because the acquired entity's operating results exceeded certain targeted levels during 1999. Such payment was allocated to the cost in excess of the fair value of net assets acquired. As of the end of the fourth quarter of 2000, management concluded that the value of its goodwill related to the acquisition of Modem Media Japan was impaired, resulting in the write-off of the unamortized balance of $1,529,000 (see Note 3). In 2001, management decided to close its office in Tokyo, Japan (see Note 18). It is expected that Modem Media Japan will cease its operations during the second quarter of 2001.

   Effective October 1, 1998, the Company acquired the strategic interactive marketing operations of Poppe Tyson, Inc. (the "Poppe Tyson Strategic Interactive Marketing Operations") from True North in exchange for (a) the Company's non-strategic digital interactive marketing operations and (b) an aggregate of 1,619,028 shares of Modem Media common stock (the "Combination"). In conjunction with the Combination, True North forgave $5,763,000 of intercompany borrowings and transferred $1,624,000 of fixed assets to the Company. The historical financial results of the Poppe Tyson Strategic Interactive Marketing Operations have been prepared on a carved-out basis, and are included in the consolidated financial statements of the Company from December 31, 1997, the date of the merger of Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Bozell"), the former parent of Poppe Tyson, Inc., with True North, and therefore the date on which the Company and the Poppe Tyson Strategic Interactive Marketing Operations came under common control. Because the Combination occurred between True North and majority-owned, controlled subsidiaries, the transaction has been recorded at historical cost. The accumulated deficit arising from the carved-out operating results of the Poppe Tyson Strategic Interactive Marketing Operations for the period from December 31, 1997 to October 1, 1998 is reflected as a reduction to paid-in capital. The pre-tax losses of the non-strategic digital interactive marketing operations through the date of sale to True North have been presented as "Operating losses of True North Units Held for Transfer" in the accompanying consolidated statements of operations in a manner similar to that of entities held for sale. All adjustments necessary for the fair presentation of the consolidated financial statements related to the Poppe Tyson Strategic Interactive Marketing Operations are reflected herein.

   In connection with the Company's acquisition of Modem Media Advertising Limited Partnership (the "Modem Partnership") in December 1996, True North agreed to make payments of additional purchase price to the former owners of the Modem Partnership based on certain targeted operating and performance goals.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

Pursuant to such agreement, True North made payments to the former owners of the Modem Partnership of $18,518,000 and $3,263,000 during the years ended December 31, 1999 and 1998, respectively, thereby resulting in corresponding increases in goodwill on the books of the Company. Such amounts are being amortized over the remainder of the original amortization period.

NOTE 3. Goodwill Impairment

   Vivid--Late in the fourth quarter of 2000, and continuing into the first quarter of 2001, the Vivid business weakened significantly. Specifically, the number of Vivid employees employed by the Company continued to decrease, new assignments that would utilize the skills of the remaining Vivid employees were not secured, and market conditions impacted the ability of Internet start-ups to utilize our services. This weakness reflects a further deterioration of conditions that were reviewed in the Company's Quarterly Report on Form 10-Q for the third quarter of 2000, as amended. Due to the significance of these developments, management performed an evaluation of the recoverability of its long-lived assets in accordance with SFAS No. 121. Based on this evaluation, management concluded that the remaining value of its goodwill associated with the Vivid transaction was impaired. As a result, the unamortized balance of approximately $52,758,000 was written-off in the fourth quarter of 2000 and is included in "Impairment of goodwill" in the accompanying consolidated statement of operations for the year ended December 31, 2000.

   Modem Media Japan--During 2000, Modem Media Japan experienced material, adverse changes in market conditions and a gradual worsening of its client relationships, which led to substantial declines in the office's operating results and cash flows. As a result, management began an evaluation of its operations in Tokyo and, in an effort to improve its performance, replaced the entire local management team, as well as employees at various other levels throughout the organization. Such efforts ultimately proved unsuccessful in improving the office's financial performance. Due to these developments, management performed an evaluation of the recoverability of its long-lived assets in accordance with SFAS No. 121. Based on this evaluation, management concluded that the value of its goodwill associated with Modem Media Japan was impaired. As a result, the unamortized balance of approximately $1,529,000 was written-off during the fourth quarter of 2000 and is included in "Impairment of goodwill" in the accompanying consolidated statement of operations for the year ended December 31, 2000. Subsequently, during the first quarter of 2001, Modem Media management decided to close Modem Media Japan and expects the cessation of such entity's operations during the second quarter of 2001 (see
Note 18).

NOTE 4. Excess Facility Charge, Severance and Write-Off of Offering-Related
Costs

   Excess Facility Charge--In December 2000, the Company announced a plan to reduce office space under lease in its San Francisco and Tokyo locations in an effort to reduce its overall operating expenses. In conjunction with such plan, the Company recorded a one-time charge of approximately $5,656,000, of which approximately $1,572,000 represents non-cash write-offs of leasehold improvements and certain supporting assets. The remainder of the charge represents future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers' fees.

   Severance--In November 2000, the Company proceeded to reduce its overall expense base by terminating slightly less than 4.0% of the Company's total workforce. In conjunction with such terminations, the Company incurred approximately $630,000 in severance costs.

   Cancelled Stock Offering--In March 2000, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of its common stock. This offering

                      MODEM MEDIA, INC. AND SUBSIDIARIES
was subsequently cancelled due to adverse market conditions. During the year ended December 31, 2000, $722,000 in offering-related costs were charged to operations.

NOTE 5. Debt

   Investment in CentrPort--In June 2000, the Company entered into an agreement that obligated it to purchase, prior to December 1, 2000, approximately 8.5% of the common stock of CentrPort (representing approximately 3.9% of the common stock of CentrPort after the CentrPort Transactions) from a minority interest holder in exchange for $2,550,000 (the "Purchase Price"). The Company fulfilled such obligation during the fourth quarter of 2000. As a result, the Company delivered a note payable to such minority interest holder, the principal amount of which is approximately $1,841,000, representing the Purchase Price less payments made prior to the issuance of the note. Such note is payable in 17 equal monthly installments and bears interest at a rate of 9.5% per annum.

   Interest Expense--The Company incurred interest expense on all borrowings, including those from related parties, of $280,000, $134,000 and $185,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Related party interest expense in the respective totals above are $170,000, $63,000 and $42,000.

NOTE 6. Equity

   Common Stock--Prior to June 5, 2000, the Company's common stock consisted of Class A and Class B shares. On that date, the shareholders of the Company approved an amendment to the Company's certificate of incorporation to (a) eliminate references to the Company's Class B common stock, (b) reclassify the Company's Class A common stock as common stock and (c) increase the number of shares of common stock authorized for issuance to 145,000,000. At the time of the amendment, no shares of Class B common stock were outstanding.

   Conversion of Class B Common Stock--On April 26, 2000, True North and its subsidiaries converted all of their shares of the Company's Class B common stock into shares of the Company's Class A common stock. As a result, True North and its subsidiaries' combined voting power in the Company was reduced below 50% of total voting power.

   Stock Splits--On March 1, 2000, the Company effected a 2-for-1 stock split, paid in the form of a stock dividend, of its outstanding common stock. On February 3, 1999, the Company effected a 0.95-for-1 reverse stock split of its outstanding common stock. All historical share and per-share amounts have been restated to reflect these stock splits.

   Registration Rights Agreement--In August 1999, the Company and True North entered into a registration rights agreement that contains provisions granting certain holders of common stock the right to participate in certain registrations of the Company's common stock, subject to limitations outlined therein. In addition, the agreement also provides certain holders the right to initiate the registration of their securities, subject to timing and other limitations.

   Stockholders' Agreement--The Company is party to a Stockholders' Agreement dated May 4, 1999, as amended, with True North, G.M. O'Connell, the Company's Chairman, and Robert C. Allen, II, the Company's President and Chief Operating Officer, pursuant to which all of the parties have agreed that (1) until True North no longer owns at least 10% of the Company's outstanding capital stock, such parties would take all actions necessary in order to cause the election of a least one director designated by True North to the Board of Directors of the Company and (2) as long as Mr. O'Connell and Mr. Allen each serves the Company as an executive officer, the parties to such agreement have agreed to take all actions necessary in order to cause their election to the Company's Board of Directors.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Warrant--In August 1999, the Company entered into an agreement to provide $12,000,000 of services to General Electric Company ("GE") through September 30, 2000. In conjunction with GE's commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation a warrant to purchase 190,000 shares of the Company's common stock at $12.16 per share, the average of the high and low trading prices during the five trading days prior to the grant date. The warrant vested immediately and expires in August 2004. The fair value of this warrant, as determined by independent appraisal, was approximately $587,000, which was reflected as a reduction of revenues ratably as services were provided. Revenues were reduced by approximately $203,000 and $234,000 during the years ended December 31, 2000 and 1999, respectively. Since GE did not fulfill its commitment prior to September 30, 2000, the unamortized balance of approximately $150,000 was written-off during the quarter then ended and is included in "General and administrative" in the accompanying consolidated statement of operations.

   Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 5,980,000 shares of its common stock at an offering price of $8.00 per share. Total net proceeds from the offering were approximately $42,051,000. The Company used $6,000,000 of these proceeds to settle an intercompany note payable to True North, and the remainder to acquire and fund the operations of businesses in Tokyo, Munich, Paris, Sao Paulo and San Francisco, as well as to fund the operations of CentrPort prior to its financing in December 2000 (see Note 2). In conjunction with this offering, the Company incurred approximately $1,408,000 in offering-related costs through December 31, 1998 that were deferred until the consummation of such offering at which time they were charged against paid-in capital.

   Preferred Stock--Preferred stock may be issued, from time-to-time, pursuant to a resolution by the Company's Board of Directors that will set forth the voting powers and other pertinent rights of each series.

NOTE 7. Stock Purchase Plan

   In February 1999, the Company's Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") under which a total of 1,900,000 shares of its common stock have been reserved for issuance. The Purchase Plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code (the "Code"), provides for consecutive, overlapping 24-month offering periods. Each offering period contains four six-month purchase periods. Each participant will be granted an option to purchase the Company's common stock on the first day of each of the six-month purchase periods and such option will be automatically exercised on the last day of each such purchase period. The purchase price of each share of common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the starting date of that offering period or on the date of the purchase. Offering periods begin on the first trading day on or after February 15 and August 15 of every year and terminate twenty-four months later.

   Employees are eligible to participate in the Purchase Plan if they are employed by the Company, or a subsidiary of the Company designated by the Board of Directors, for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, subject to certain limitations. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically on termination of employment with the Company. The purchase plan will terminate in 2009 unless sooner terminated by the Company's Board of Directors.

NOTE 8. Stock-Based Compensation

   The Company has established various stock option plans for its officers, directors, key employees and consultants as described below.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   2000 Incentive Plan--During 2000, the Company adopted a stock incentive plan pursuant to which a total of 400,000 shares of the Company's common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company's employees (excluding executive officers), directors and consultants. The plan is administered by the Board of Directors or a committee of two or more outside directors. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices and other terms of grants of equity awards under the plan. As of December 31, 2000, stock options to purchase 344,750 shares of the Company's common stock were granted under this plan, of which 284,000 were outstanding.

   2000 Restricted Stock Plan--In December 2000, the Modem Media 2000 Restricted Stock Plan became effective. This restricted stock plan is an equity-based compensation plan designed to reward certain employees of the Company for their efforts in enhancing the value of CentrPort. The Company has reserved 528,931 shares of common stock that it owns in CentrPort for this restricted stock plan, representing 10% of the Company's common stock ownership in CentrPort. Under this restricted stock plan, the Company may grant common stock of CentrPort to its employees, which will vest at the end of (a) a lock-up period after the initial public offering of CentrPort's stock or (b) upon a liquidity event (any event in which the Company disposes of any of its stake in CentrPort in exchange for cash or property other than unregistered or restricted stock). An employee cannot resell the stock until it vests and, until an initial public offering of CentrPort, the Company retains the right to vote any stock granted to its employees. If the employee is terminated for any reason, all unvested stock will be forfeited and reacquired by the Company at no cost. The Company's Compensation Committee administers this restricted stock plan. As of December 31, 2000, the Company had not granted any stock under this plan.

   CentrPort, Inc. 2000 Stock Incentive Plan--During 2000, prior to the CentrPort Transactions, the Company granted options to purchase 810,000 shares of CentrPort common stock to certain of its employees pursuant to the CentrPort, Inc. 2000 Stock Incentive Plan. All CentrPort options granted to the Company's employees were fully vested at the time of grant. Until CentrPort is a publicly traded company, CentrPort has the right to repurchase vested options upon an employee's termination of employment.

   1999 Stock Incentive Plan--During 1999, the Company adopted a stock incentive plan pursuant to which a total of 3,000,000 shares of the Company's common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company's employees, directors and consultants. The plan is administered by the Board of Directors or a committee of two or more outside directors. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices and other terms of grants of equity awards under the plan. As of December 31, 2000, stock options to purchase 3,198,179 shares of the Company's common stock were granted under this plan, of which 2,065,829 were outstanding.

   1997 Stock Option Plan--During 1997, the Company established a stock option plan pursuant to which a total of 6,080,000 shares of the Company's common stock have been reserved for issuance. Pursuant to the stock option plan, the Company may grant stock options and stock purchase rights to the Company's employees, officers, directors and consultants. The Board of Directors, or a committee to whom the Board of Directors has delegated authority, selects the individuals to whom options and stock purchase rights are granted, interprets and adopts rules for the operation of the stock option plan and specifies the vesting, exercise price and other terms of options and stock purchase rights. The maximum term of an incentive stock option granted under this plan is generally limited to ten years. The exercise price of incentive stock options granted under the stock option plan must be at least equal to the fair market value of the Company's common stock on the date of grant, as defined. As of December 31, 2000, stock options to purchase 6,192,226 shares of the Company's common stock were granted under this plan, of which 3,850,552 were outstanding.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   In connection with the transfer to True North of the non-strategic digital interactive marketing operations by the Company, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company's common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company's common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations. As of December 31, 2000, options to purchase up to 208,039 shares of common stock to be satisfied by True North remained outstanding. Upon the exercise of such options, the exercise price will be paid to True North and True North will surrender an equivalent number of shares of common stock to the Company.

   Modem Media Advertising Limited Partnership 1996 Option Plan--The Modem Partnership established an option plan pursuant to which units ("Units") representing assignments of beneficial ownership of the Modem Partnership were reserved for issuance. The Modem Partnership ceased to have its own separate existence prior to the Company's initial public offering in February 1999 and the Company assumed the terms and the conditions of this option plan. Pursuant to the terms of the option plan, Units acquired under the option plan were converted into shares of the Company's common stock and options to acquire Units were converted into options to acquire shares of the Company's common stock. Options to purchase 690,492 shares of common stock, which vested immediately and expire on September 30, 2006, were issued under this plan at an exercise price of $0.32 per share, of which 194,400 were outstanding as of December 31, 2000. All available options have been granted under the option plan and no further grants will be made. The Board of Directors and the Compensation Committee of the Board administer this plan.

   Vivid Plan--As a result of our acquisition of Vivid in 2000, the Company assumed the outstanding options of Vivid that were granted pursuant to the Vivid Holdings, Inc. 1999 Stock Incentive Plan (the "Vivid Plan"). As a result, shares of the Company's common stock are issued upon exercise of options granted under the Vivid Plan. The Vivid Plan authorized grants of stock options (including nonstatutory options and incentive stock options) and common stock of Vivid. As of December 31, 2000, options to purchase an aggregate of 1,218,396 shares of common stock had been granted under the Vivid Plan, of which 337,647 shares are outstanding. Since the acquisition there have been no grants pursuant to this Vivid Plan and there will be no further grants under this Vivid Plan.

   The Company follows the disclosure-only provisions of SFAS No. 123 and applies APB No. 25 and related interpretations in accounting for its stock option plans. If compensation expense for stock options awarded under the Company's plans had been determined in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                               Year Ended December 31,
                                         -------------------------------------
                                             2000         1999        1998
                                         ------------  ----------  -----------
   Net (loss) income:
     As reported........................ $(74,249,000) $3,017,000  $(3,203,000)
     Pro forma..........................  (89,832,000) (3,176,000)  (5,324,000)
   Basic net (loss) income per share:
     As reported........................ $      (3.04) $     0.14  $     (0.21)
     Pro forma..........................        (3.68)      (0.15)       (0.36)
   Diluted net (loss) income per share:
     As reported........................ $      (3.04) $     0.13  $     (0.21)
     Pro forma..........................        (3.68)      (0.15)       (0.36)

   The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The following is a summary of the activity under the Company's stock option plans, excluding the CentrPort, Inc. 2000 Stock Incentive Plan, for each annual period presented:

                                          Year Ended December 31,
                          --------------------------------------------------------
                                 2000               1999               1998
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
                           Shares    Price    Shares    Price    Shares    Price
                          --------- -------- --------- -------- --------- --------
Outstanding at the
 beginning of the year..  5,786,228  $10.51  4,080,348  $ 4.74  1,936,440  $3.85
Granted.................  4,256,471   18.46  3,118,042   15.67  2,327,856   5.55
Assumed in the
 acquisition of Vivid...  1,218,396    2.32        --      --         --     --
Exercised...............  1,605,705    3.86    978,374    4.76      1,550   2.47
Forfeited...............  2,437,858   21.92    415,954    6.24    118,570   5.97
Expired.................    124,069   10.10     17,834    5.41     63,828   4.99
                          ---------          ---------          ---------
Outstanding at the end
 of the year............  7,093,463   11.47  5,786,228   10.51  4,080,348   4.74
                          =========          =========          =========
Exercisable at the end
 of the year............  3,043,626    9.08  1,643,748   11.10  1,632,184   3.44
                          =========          =========          =========
Weighted-average fair
 value of options
 granted................              16.33              11.02              5.20
Weighted-average fair
 value of options
 assumed in the
 acquisition of Vivid...              35.90                --                --

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      Year Ended December 31,
                                                    ----------------------------
                                                      2000      1999      1998
                                                    --------- --------- --------
   Risk-free interest rate.........................     6.27%     5.89%    4.67%
   Expected life................................... 4.9 years 4.3 years 10 years
   Expected volatility.............................   131.13%    88.49%  111.47%
   Expected dividend yield.........................       --        --       --

   The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2000:

                                                                   Options
                                  Options Outstanding            Exercisable
                          ----------------------------------- ------------------
                                        Weighted     Weighted           Weighted
                                        Average      Average            Average
                                       Remaining     Exercise           Exercise
Exercise Price             Shares   Contractual Life  Price    Shares    Price
--------------            --------- ---------------- -------- --------- --------
$0.01....................    23,529    9.8 years      $ 0.01        --   $  --
$0.32....................   194,400    2.3 years        0.32    194,400    0.32
$1.50....................   270,059    0.7 years        1.50    247,638    1.50
$4.25--$6.50............. 2,919,391    5.3 years        5.53  1,405,453    5.56
$6.80--$9.88.............   589,738    6.0 years        9.41    171,664    9.78
$10.94--$15.56........... 1,867,946    5.6 years       13.94    562,371   13.62
$17.88--$26.50...........   652,600    4.3 years       19.38    377,664   19.82
$29.81--$44.00...........   434,500    4.9 years       31.26     84,436   30.35
$45.88--$50.38...........   141,300    2.4 years       48.99        --      --

   Compensation Charges--During the year ended December 31, 2000, the Company recognized compensation expense related to stock-based compensation of approximately $401,000, which is comprised of

                      MODEM MEDIA, INC. AND SUBSIDIARIES

(a) $144,000 in stock options issued to a consultant, (b) $158,000 related to modifications of existing, fully-vested stock options, and (c) $99,000 related to fully-vested stock options issued below fair market value on the date of grant. Compensation expense for such items is included in "General and administrative" in the accompanying consolidated statement of operations. Compensation expense related to stock options issued to the aforementioned consultant is being recognized over such consultant's service period, which ended in February 2001. The Company recognized the remainder of the compensation expense related to such grant (approximately $62,000) during the first quarter of 2001.

NOTE 9. Related Party Transactions

   CentrPort Transactions--In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and entered into the CentrPort Commitment (see Notes 2 and 11).

   Sublease with Bozell--The Company entered into a sublease with Bozell pursuant to which the Company leases office space in New York City. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell's underlying lease.

   Tax Matters Agreement--In connection with the Combination, the Company and True North entered into an agreement providing for certain unitary state tax-sharing arrangements. Beginning in 2000, the Company is no longer included in the state tax returns of True North (see Note 12).

   Parent Company Allocations--True North charges each of its operating units for general corporate expenses incurred at the parent company level, including costs to administer employee benefit plans; legal, accounting and treasury services; use of office facilities; and other services for certain operations. The amount of the charge is primarily based on budgeted revenue. The Company believes that the method used to allocate these expenses is reasonable. These charges amounted to approximately $308,000 for the year ended December 31, 1998 and are included in "General and administrative" in the consolidated statements of operations. True North ceased charging allocations to the Company as of June 30, 1998, because the Company has taken on responsibility for the majority of the functions that generate the aforementioned corporate expenses.

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

   Due to True North--On December 31, 1996, the Company entered into an agreement with True North, whereby True North provided the Company with a credit facility. The Company received advances from True North under the facility from time-to-time, as requested. In April 1999, the Company repaid all amounts outstanding under this facility.

   Note Payable to True North--The Company had a $6,000,000 intercompany note payable to True North due upon completion of an initial public offering of the Company's common stock. This $6,000,000 note payable was repaid to True North in February 1999, upon completion of the Company's initial public offering (see Note 6).

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   All future transactions between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board, and will be on terms equivalent to those that the Company could obtain from unaffiliated third parties.

NOTE 10. Employee Benefit Plans

   The Company maintains a profit-sharing plan with a 401(k) feature for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching and/or profit-sharing contributions to the plan at its discretion. In addition, certain employees of the Company have participated in other similar defined contribution plans. Such employees subsequently became participants of the aforementioned profit-sharing plan. The aggregate cost of contributions made by the Company to all employee benefit plans was $593,000, $389,000 and $217,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

   In February 1999, the Company adopted the Purchase Plan (see Note 7).

NOTE 11. Commitments and Contingencies

   Lease Obligations--The Company leases its office facilities and certain equipment under both operating and capital leases, the expirations of which extend through 2009. Future minimum lease payments under noncancellable leases with lease terms in excess of one year as of December 31, 2000 are as follows:

                                                         Capital     Operating
                                                        ----------  -----------
      2001............................................. $  499,000  $ 7,807,000
      2002.............................................    474,000    7,396,000
      2003.............................................    234,000    7,251,000
      2004.............................................      2,000    6,999,000
      2005.............................................         --    6,689,000
      Thereafter.......................................         --   24,535,000
                                                        ----------  -----------
                                                         1,209,000  $60,677,000
                                                                    ===========
      Less: amount representing interest...............    (92,000)
                                                        ----------
                                                        $1,117,000
                                                        ==========

   In connection with certain leases of office space, the Company has approximately $2,600,000 and $2,495,000 invested in highly liquid, short-term investments as of December 31, 2000 and 1999, respectively, against which the landlords of such space would be able to make claims in the event of default by the Company of its lease obligations. Such amounts are included in "Other assets" in the accompanying consolidated balance sheets. The Company is not aware of any defaults of its obligations under these leases.

   Rent expense, including rent expense resulting from leases with related parties (see Note 9), was $7,322,000, $3,716,000 and $2,329,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Lease Guarantees--The Company is guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of December 31, 2000, the remaining base rent due under this lease is approximately $5,758,000, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable

                      MODEM MEDIA, INC. AND SUBSIDIARIES
letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has committed to the Company that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company's release from its guaranty prior to that time, if possible. In addition, the Company is guarantor for CentrPort's thirty-six month lease of certain network storage server equipment from a third party vendor, which lease is terminable earlier upon payment for the outstanding value of the equipment. As of December 31, 2000, the remaining payments under this lease aggregate approximately $1,684,000. The lease provides that the lessor will discharge the Company's guaranty if CentrPort establishes a letter of credit in favor of the lessor for an aggregate amount of 50% of the outstanding lease payments as of the date of the letter of credit. CentrPort has committed to establish such a letter of credit.

   CentrPort Transactions--In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and entered into the "CentrPort Commitment". If the CentrPort Commitment is not met, the Company must pay the value of the shortfall to CentrPort in cash or CentrPort common stock, at the Company's election (see Note 2).

   Employment Agreements--In December 1996, the Company entered into five year employment agreements with two senior executives providing for initial annual base salaries of approximately $300,000 each, subject to increases at the discretion of the Company's Board of Directors. Pursuant to the agreements, if the Company terminates either executive's employment without cause, or if either executive terminates his employment for good reason, the executive is entitled to receive severance benefits equal to salary plus bonus for a period equal to the lesser of three years after such termination or the time remaining in the initial term of employment.

   During January 2001, the Company entered into a three-year employment agreement with a senior executive for an initial base salary of $500,000. Pursuant to the agreement, if the Company or a successor terminates such executive's employment without cause or if such executive terminates his employment with good reason during this three-year time period, he is entitled to receive a lump sum payment equal to the discounted present value of the sum of the lesser of (i) the product of three times his base salary and any applicable bonuses or (ii) the base salary that would have been payable for the balance of the initial term of employment plus any applicable bonuses.

   Assuming that all of the severance agreements above become operative, the minimum amount of pay-out under such arrangements would be approximately $2,702,000.

   Accrued Bonuses--"Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets include accrued bonuses of $4,717,000 and $4,513,000 as of December 31, 2000 and 1999, respectively.

   Litigation--From time-to-time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 12. Income Taxes

   Prior to 2000, the Company was included in certain state tax returns of True North. The Company and True North are parties to a tax-sharing arrangement whereby the Company provided for and paid or received certain state tax liabilities or refunds, respectively. Until October 1, 1998, the effective date of the Combination, the Poppe Tyson Strategic Interactive Marketing Operations were included in the consolidated group of which True North is the common parent for federal income tax purposes. Prospectively from the date of the Combination, the federal income and losses of the Poppe Tyson Strategic Interactive Marketing Operations are included in the consolidated tax returns filed by the Company.

   The components of (loss) income before income taxes are as follows:

                                              Year Ended December 31,
                                        --------------------------------------
                                            2000         1999         1998
                                        ------------  -----------  -----------
   Domestic...........................  $(63,471,000) $10,449,000  $(2,489,000)
   International......................    (8,496,000)  (1,729,000)    (803,000)
   True North Units Held for
    Transfer..........................           --           --       (13,000)
                                        ------------  -----------  -----------
    Total (loss) income before income
     taxes............................  $(71,967,000) $ 8,720,000  $(3,305,000)
                                        ============  ===========  ===========

   The provision (benefit) for income taxes consists of the following:

                                              Year Ended December 31,
                                        --------------------------------------
                                            2000         1999         1998
                                        ------------  -----------  -----------
   Current provision (benefit):
     Federal..........................  $  3,105,000  $ 4,735,000  $   175,000
     Foreign..........................       263,000       16,000      (17,000)
     State............................     1,419,000    1,845,000       71,000
                                        ------------  -----------  -----------
                                           4,787,000    6,596,000      229,000
                                        ------------  -----------  -----------
   Deferred benefit:
     Federal..........................    (1,928,000)    (639,000)    (227,000)
     Foreign..........................        (6,000)      (5,000)     (25,000)
     State............................      (571,000)    (249,000)     (79,000)
                                        ------------  -----------  -----------
                                          (2,505,000)    (893,000)    (331,000)
                                        ------------  -----------  -----------
   Total provision (benefit)..........  $  2,282,000  $ 5,703,000  $  (102,000)
                                        ============  ===========  ===========

   Differences between the Company's effective income tax rate and the U.S. statutory rate were as follows:

                                                        Year Ended
                                                       December 31,
                                                     --------------------
                                                     2000    1999   1998
                                                     -----   ----   -----
   Statutory federal tax rate.......................  35.0 % 35.0 %  35.0 %
   State taxes, net of federal benefit..............  (0.8)  11.9     0.1
   Goodwill amortization and impairment............. (33.7)  11.9   (20.9)
   Impact of foreign operations.....................  (0.2)  (0.5)   (2.1)
   Other............................................   --     0.4    (4.4)
                                                     -----   ----   -----   ---
                                                       0.3   58.7     7.7
   Valuation allowance..............................  (3.5)   6.7    (4.6)
                                                     -----   ----   -----
   Effective rate...................................  (3.2)% 65.4 %   3.1 %
                                                     =====   ====   =====

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The deferred income tax assets and liabilities included in the consolidated financial statements as of the balance sheet dates consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
   Deferred tax assets:
     Net operating loss carryforwards.................. $ 6,375,000  $1,516,000
     Excess facility reserves..........................   4,891,000         --
     Investment in CentrPort...........................   1,718,000         --
     Other assets, accruals and reserves...............   2,253,000   1,094,000
                                                        -----------  ----------
                                                         15,237,000   2,610,000
     Valuation allowance...............................  (3,437,000)   (833,000)
                                                        -----------  ----------
                                                         11,800,000   1,777,000
                                                        -----------  ----------
   Deferred tax liabilities:
     Excess facility reserves..........................   3,415,000         --
     Investment in CentrPort...........................     920,000         --
     Other.............................................         --      171,000
                                                        -----------  ----------
                                                          4,335,000     171,000
                                                        -----------  ----------
     Net deferred tax assets........................... $ 7,465,000  $1,606,000
                                                        ===========  ==========

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $11,443,000, which may be used to offset future taxable income, if any. This amount excludes net operating losses generated by Modem Media Japan given management's intention to close such office (see Note 18). The Company's carryforwards resulted from unused tax benefits from the exercise of stock options and losses of certain foreign subsidiaries. Certain of the Company's net operating losses may be carried forward for periods ranging from five to twenty years and others may be carried forward indefinitely. A valuation allowance of $971,000 has been established for a portion of these deferred tax assets. Should the Company be deemed to have undergone an ownership change as defined in Section 382 of the Code, the Company's net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 13. Geographic Information

   Information about the Company's operations in different geographic regions as of and for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                   December 31,
                                       ---------------------------------------
                                           2000          1999         1998
                                       ------------  ------------  -----------
   Revenues:
      Domestic.......................  $106,109,000  $ 61,603,000  $37,348,000
      International..................    28,235,000    12,433,000    5,196,000
                                       ------------  ------------  -----------
                                       $134,344,000  $ 74,036,000  $42,544,000
                                       ============  ============  ===========
   (Losses) earnings before interest,
    taxes and amortization and
    impairment of goodwill:
      Domestic.......................  $  1,901,000  $ 11,217,000  $  (801,000)
      International..................    (6,047,000)   (1,513,000)    (752,000)
      True North Units Held for
      Transfer.......................            --            --      (13,000)
                                       ------------  ------------  -----------
                                       $ (4,146,000) $  9,704,000  $(1,566,000)
                                       ============  ============  ===========
   (Loss) income before income taxes:
      Domestic.......................  $(63,471,000) $ 10,449,000  $(2,489,000)
      International..................    (8,496,000)   (1,729,000)    (803,000)
      True North Units Held for
      Transfer.......................            --            --      (13,000)
                                       ------------  ------------  -----------
                                       $(71,967,000) $  8,720,000  $(3,305,000)
                                       ============  ============  ===========
   Net (loss) income:
      Domestic.......................  $(65,496,000) $  4,757,000  $(2,312,000)
      International..................    (8,753,000)   (1,740,000)    (762,000)
      True North Units Held for
      Transfer.......................            --            --     (129,000)
                                       ------------  ------------  -----------
                                       $(74,249,000) $  3,017,000  $(3,203,000)
                                       ============  ============  ===========
   Identifiable assets:
      Domestic.......................  $141,507,000  $126,521,000  $66,620,000
      International..................    19,998,000    19,211,000    4,666,000
                                       ------------  ------------  -----------
                                       $161,505,000  $145,732,000  $71,286,000
                                       ============  ============  ===========

NOTE 14. Assets Under Capital Leases

   Assets under capital leases are included in the accompanying consolidated balance sheets as follows:

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Computers and software............................... $      --   $  135,000
   Furniture and other..................................  1,420,000     977,000
                                                         ----------  ----------
                                                          1,420,000   1,112,000
   Less: accumulated depreciation and amortization......   (327,000)   (386,000)
                                                         ----------  ----------
     Total assets under capital leases, net............. $1,093,000  $  726,000
                                                         ==========  ==========

   Depreciation on assets under capital leases is included in depreciation expense for all periods presented.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 15. Supplemental Cash Flow Information

   Information about the Company's cash flow activities related to acquisitions during the years ended December 31, 2000, 1999, and 1998 is as follows:

                                             Year Ended December 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------  -----------  -----------
   Fair value of assets acquired, net
    of cash acquired.................. $ 66,824,000  $ 8,276,000  $       --
   Liabilities assumed................   (2,262,000)  (1,252,000)         --
   Common stock issued................  (14,400,000)  (2,400,000)         --
   Stock-based compensation
    obligations assumed...............  (39,000,000)         --           --
                                       ------------  -----------  -----------
   Acquisitions, net of cash
    acquired.......................... $ 11,162,000  $ 4,624,000  $       --
                                       ============  ===========  ===========

   Information about the Company's other cash flow activities during the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                     Year Ended December 31,
                                                  ------------------------------
                                                    2000       1999      1998
                                                  --------- ---------- ---------
   Supplemental disclosures of cash flow
    information:
    Cash paid during the year for interest......  $ 264,000 $  134,000 $ 185,000
    Cash paid during the year for income taxes,
     net of refunds received....................     88,000    875,000   861,000
   Supplemental disclosures of non-cash
    investing and financing activities:
    Capital lease and other obligations incurred
     for the purchase
     of property and equipment..................  2,687,000    435,000   245,000
    Note payable issued in connection with the
     Company's purchase of an additional
     interest in CentrPort (see Note 5).........  1,841,000        --        --
    Common stock issued in connection with the
     Company's purchase of an additional
     interest in CentrPort (see Note 2).........  1,863,000        --        --
    SAB No. 51 loss on the sale of CentrPort
     common stock, net of taxes (see Note 2)....  1,435,000        --        --
    Stock-based compensation (see Note 8).......    463,000        --        --
    Unrealized loss on available-for-sale
     securities, net of taxes...................    164,000        --        --
    Increase in goodwill as a result of payments
     by True North to the former Modem
     Partnership Partners (see Note 2)..........        --  18,518,000 3,263,000
    Forgiveness by True North of intercompany
     borrowings in
     connection with the Combination (see Note
     2).........................................        --         --  5,763,000
    Sale to True North of True North Units Held
     for Transfer (see Note 2)..................        --         --  7,444,000
    Acquisition of fixed assets from True North
     in connection with the Combination (see
     Note 2)....................................        --         --  1,624,000

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 16. Bad Debt Reserve

   The bad debt reserve and related activity is as follows:

                            Balance at            Write-
                            Beginning             offs,               Balance at
                                of     Bad Debt   Net of                End of
                               Year    Expense  Recoveries   Other       Year
                            ---------- -------- ----------  --------  ----------
   Year ended December 31,
    2000................... $1,151,000 $696,000 $(436,000)  $(22,000) $1,389,000
   Year ended December 31,
    1999...................    968,000  316,000  (147,000)    14,000   1,151,000
   Year ended December 31,
    1998...................    452,000  660,000  (144,000)       --      968,000

NOTE 17. Quarterly Results of Operations (Unaudited)

                                           Three Months Ended
                            ---------------------------------------------------
                                                       September
                             March 31      June 30        30       December 31
                            -----------  -----------  -----------  ------------
   2000
   Revenues................ $28,537,000  $32,825,000  $37,788,000  $ 35,194,000
   Gross profit............  14,221,000   14,990,000   18,601,000    17,444,000
   Operating loss..........  (2,864,000)  (5,768,000)  (2,629,000)  (62,572,000)
   Loss before income
    taxes..................  (2,320,000)  (5,331,000)  (2,202,000)  (62,114,000)
   Net loss................  (2,967,000)  (5,755,000)  (3,795,000)  (61,732,000)
   Basic net loss per
    share..................       (0.13)       (0.24)       (0.15)        (2.47)
   Diluted net loss per
    share..................       (0.13)       (0.24)       (0.15)        (2.47)

   1999
   Revenues................ $12,383,000  $16,042,000  $21,121,000  $ 24,490,000
   Gross profit............   5,877,000    9,231,000   12,058,000    13,879,000
   Operating (loss)
    income.................    (614,000)   1,309,000    2,889,000     3,161,000
   (Loss) income before
    income taxes...........    (277,000)   1,813,000    3,454,000     3,730,000
   Net (loss) income.......    (473,000)     581,000    1,308,000     1,601,000
   Basic net (loss) income
    per share..............       (0.02)        0.03         0.06          0.07
   Diluted net (loss)
    income per share.......       (0.02)        0.03         0.06          0.06

   The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

   During the first quarter of 2000, the Company acquired Vivid in a business combination accounted for under the purchase method of accounting (see Note
2). Goodwill resulting from such acquisition was being amortized over a five-year period and resulted in approximately $3,200,000 in goodwill amortization per quarter during 2000. Such amortization began in the month of acquisition and, therefore, the impact on the first quarter was less significant than in subsequent quarters. Furthermore, during the fourth quarter of 2000, the Company recognized a one-time, non-cash goodwill impairment charge of $52,758,000, or $2.11 per share, related to the acquisition of Vivid (see Note
3).

   During the second quarter of 2000, the Company cancelled its postponed secondary offering of common stock resulting in a write-off of $722,000 (approximately $422,000 after taxes, or $0.02 per share) in deferred offering costs during such quarter (see Note 4).

   During the fourth quarter of 2000, in addition to the Vivid goodwill impairment charge discussed above, the Company incurred $7,815,000 (approximately $5,674,000 after taxes, or $0.23 per share) in one-time charges

                      MODEM MEDIA, INC. AND SUBSIDIARIES
related to the reduction of office space, severance costs, and the impairment of goodwill related to the acquisition of Modem Media Japan (see Notes 3 and 4).

NOTE 18. Subsequent Events

   Expense Reduction Actions--In March 2001, the Company announced that it completed a number of actions to reduce company-wide expenses. These actions included (a) a reduction in headcount of approximately 10% of the Company's total workforce, (b) the decision to close Modem Media Japan, which is expected to cease operations during the second quarter of 2001, and (c) the realignment of capacity across multiple offices. As a result of these actions, the Company expects to take a one-time, pre-tax charge of approximately $3,000,000 in the first quarter of 2001.

   CentrPort Funding--During the first quarter of 2001, CentrPort did not secure certain revenue commitments and, therefore, will likely not receive the additional funding of $5,500,000 (See Note 2). Accordingly, the Company expects to reduce its investment in CentrPort and its pre-tax deferred gain by approximately $800,000 during the first quarter of 2001.

   Change in Control of True North--On March 19, 2001, True North entered into a definitive agreement with Interpublic Group of Companies, Inc.
("Interpublic") pursuant to which Interpublic will acquire True North in a stock-for-stock pooling-of-interests transaction. The transaction is expected to close during the summer of 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 (a) Identification of Directors

   Reference is made to pages 6 through 7 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2001.

 (b) Identification of Executive Officers

   Reference is made to Part I of this Form 10-K.

 (c) Business Experience

   Reference is made to Part I of this Form 10-K for the business experience of our executive officers. Reference is made to pages 6 through 7 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2001 and to Part I of this Form 10-K for the business experience of our directors.

Compliance with Section 16(a) of the Exchange Act

   Reference is made to page 11 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information set forth under the captions "Director Compensation" and "Executive Compensation" on pages 8 and 13, respectively, of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   For information with respect to beneficial ownership of our voting securities, reference is made to the information set forth under the caption "Stock Ownership" of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information set forth under the captions "Certain Relationships and Related Transactions" on page 8 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following financial statements are filed as part of this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplementary Data" in Part II of this report.

   1. Financial Statements

      Modem Media, Inc. and Subsidiaries

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

   2. Financial Statement Schedules

   All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

   3. Exhibits

 Exhibit
   No.   Description
 ------- -----------
  3.1    Amended and Restated Certificate of Incorporation of the Company,
         effective as of June 5, 2000 (1)

  3.2    Amended and Restated Bylaws of the Company, effective as of June 5,
         2000 (1)

  4.1    Form of the Company's Class A common stock certificate (2)

  4.2 Stockholders Agreement dated as of May 4, 1999 by and among the Company, True North Communications, Inc., Gerald M. O'Connell and
         Robert C. Allen, II (3)

  4.3 Registration Rights Agreement dated August 1, 1999 by and between certain Class A Common Stock Holders, Class B Common Stock Holders and the Company (4)

  4.4    Warrant Agreement effective August 9, 1999 by and between Modem Media.
         Poppe Tyson, Inc. and General Electric Capital Corporation (4)

  4.5 Form of Warrant Exercise Agreement dated as of December 17, 1999 among the Company, Vivid Holdings, Inc. and certain holders of warrants to purchase shares of common stock of Vivid Holdings, Inc. (5)

  4.6 Form of Note Exchange Agreement dated as of December 17, 1999 among the Company, Vivid Holdings, Inc. and certain holders of promissory notes issued by Vivid Holdings, Inc. (5)

  4.7    Provisions of Stock Purchase Agreement among Vivid Holdings, Inc.,
         Vivid Publishing, Inc., Computer Associates International, Inc. and the Company dated as of December 17, 1999 relating to registration rights (included in Exhibit 10.9) (6)

  4.8    Agreement dated April 26, 2000, by and between True North
         Communications, Inc. and the Company, amending the Intercompany Credit
         Agreement, dated February 3, 1999, and the Stockholders Agreement, dated May 4, 1999 (7)

 10.1(a) 1997 Stock Option Plan, as amended (2)

 10.1(b) 1999 Employee Stock Purchase Plan (2)

 Exhibit
   No.   Description
 ------- -----------
 10.1(c) Modem Media Advertising Limited Partnership 1996 Option Plan and its
         amendment (3)

 10.1(d) 1999 Stock Incentive Plan (8)

 10.1(e) Vivid Holdings, Inc. 1999 Stock Incentive Plan (9)

 10.1(f) Modem Media 2000 Stock Incentive Plan (10)

 10.1(g) Modem Media 2000 Restricted Stock Plan

 10.2(a) Amended and Restated Employment Agreement between the Company and
         Gerald M. O'Connell, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (2)

 10.2(b) Amended and Restated Employment Agreement between the Company and
         Robert C. Allen, II, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (2)

 10.2(c) Letter Agreement dated January 31, 2000 between the Company and Gerald
         M. O'Connell (5)

 10.2(d) Letter Agreement dated January 31, 2000 between the Company and Robert
         C. Allen, II (5)

 10.2(e) Letter Agreement dated April 19, 1999 between the Company and Sloane
         Levy (5)

 10.2(f) Letter Agreement dated January 31, 2000 between the Company and Sloane
         Levy (5)

 10.2(g) Employment Agreement dated December 31, 1998 between the Company and
         John Nardone (7)

 10.2(h) Letter Agreement dated January 31, 2000 between the Company and John
         Nardone (7)

 10.2(i) Letter Agreement dated January 31, 2000 between the Company and Amy
         Nenner (7)

 10.2(j) Letter Agreement dated July 19, 2000 between the Company and Melissa
         Viglielmo (11)

 10.2(k) Letter Agreement dated February 4, 1997 between the Company and Keryn
         M. Cerbone

 10.2(l) Employment Agreement dated January 4, 2001 between the Company and
         Frank J. Connolly, Jr.

 10.2(m) Employment Agreement dated January 15, 2001 between the Company and
         Marc C. Particelli

 10.3(a) Covenant Not to Compete or Solicit Business dated as of December 31,
         1996 between the Company and Gerald M. O'Connell (2)

 10.3(b) Covenant Not to Compete or Solicit Business dated as of December 31,
         1996 between the Company and Douglas C. Ahlers (2)

 10.3(c) Covenant Not to Compete or Solicit Business dated as of December 31,
         1996 between the Company and Robert C. Allen, II (2)

 10.3(d) Covenant Not to Compete or Solicit Business dated as of December 31,
         1998 between the Company and John Nardone (7)

 10.3(e) Covenant Not to Compete or Solicit Business dated January 15, 2001 between the Company and Marc C. Particelli

 10.4    Douglas C. Ahlers Resignation Letter dated April 30, 1999 (4)

 10.5    Form of Indemnification Agreement (2)

 10.6    Sublease Agreement dated August 1, 1998 between the Company and
         Bozell, Jacobs, Kenyon & Eckhardt, Inc. (2)

 10.7    Form of Affiliate Agreement by and between the Company and Modem
         Media. Poppe Tyson do Brasil Ltda. (2)

 10.8    Agreement and Plan of Merger dated as of December 17, 1999 among the
         Company, Modem Media. Poppe Tyson Merger Corp., Vivid Holdings, Inc.,
         Vivid Publishing, Inc. and the stockholders of Vivid Holdings, Inc.
         (6)

 10.9    Stock Purchase Agreement dated December 17, 1999 among Vivid Holdings,
         Inc., Vivid Publishing, Inc., Computer Associates International, Inc.
         and the Company (6)

 10.10 Form of Asset Purchase Agreement dated February 2, 1999 by and between the Company and True North Communications Inc. (2)

 Exhibit
   No.   Description
 ------- -----------

 10.11 Form of Asset Purchase Agreement dated February 2, 1999 by and between the Company and R/GA Media Group, Inc. (2)

 10.12   Form of Agreement and Plan of Merger dated February 2, 1999 among True
         North Communications Inc., PT Controlled, Inc., the Company and each of Douglas C. Ahlers, Robert C. Allen, II, Gerald M. O'Connell and
         Kraft Enterprises, Ltd. (2)

 10.13+  Share Transfer Agreement dated October 4, 1999 of Mex MULTIMEDIA
         EXPERTS GmbH by Modem Media Germany Holding Company GmbH, a wholly-owned subsidiary of the Company (4)

 10.14++ Stock Purchase Agreement dated December 22, 2000 among CentrPort,
         Inc., the Company and the Investors named therein (12)

 10.15   Resellers Agreement dated December 22, 2000 by and between CentrPort,
         Inc. and the Company

 21.1    List of subsidiaries

--------
 (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000
 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-68057)
 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999
 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999
 (5) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2000 for the period ended December 31, 1999
 (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 25, 2000, as amended
 (7) Incorporated by reference to the Company's Quarterly Report on the Form 10-Q for the period ended March 31, 2000
 (8) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-96483)
 (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-30096)
(10) Incorporated by reference to the Company's Registration Statement on Form S-8. (File No. 333-46204)
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000
(12) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on January 5, 2001, amending the Form 8-K filed on December 22, 2000

 + The Company was granted confidential treatment by the Securities and
   Exchange Commission for portions of this document.
++ The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this document.

   (b) Reports on Form 8-K

   The Company filed a Form 8-K, dated December 22, 2000, reporting in Item 5 the completion of a series of transactions that provided funds to the Company and its subsidiary CentrPort, resulting in a significant reduction in the Company's equity ownership in CentrPort, Inc.

   The Company filed, on January 5, 2001, a Form 8-K/A amending the Form 8-K filing made on December 22, 2000.

   (c) The Exhibits filed with this report are listed in response to Item
14(a) 3.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 28th day of March, 2001.

                                                 Modem Media, Inc.


                                                         /s/ Marc C. Particelli
                                                 By: _______________________________________
                                                             Marc C. Particelli
                                                           Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc C. Particelli, Robert C. Allen, II, Frank Connolly, and Sloane Levy acting severally, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 Signature                            Title                  Date
                 ---------                            -----                  ----

          /s/ Gerald M. O'Connell           Chairman of the Board of    March 28, 2001
___________________________________________  Directors
            Gerald M. O'Connell

        /s/ Marc C. Particelli              Chief Executive Officer     March 28, 2001
___________________________________________  and Director (Principal
            Marc C. Particelli               Executive Officer)

      /s/ Frank J. Connolly, Jr.            Chief Financial Officer     March 28, 2001
___________________________________________  (Principal Financial and
          Frank J. Connolly, Jr.             Accounting Officer)

        /s/ Robert C. Allen, II             Director                    March 28, 2001
___________________________________________
            Robert C. Allen, II

         /s/  Robert H. Beeby               Director                    March 28, 2001
___________________________________________
              Robert H. Beeby


                 Signature                            Title                  Date
                 ---------                            -----                  ----

      /s/ Donald M. Elliman, Jr.            Director                    March 28, 2001
___________________________________________
          Donald M. Elliman, Jr.

          /s/ Terry D. Peigh                Director                    March 28, 2001
___________________________________________
              Terry D. Peigh

            /s/ Don Peppers                 Director                    March 28, 2001
___________________________________________
                Don Peppers

         /s/ Donald L. Seeley               Director                    March 28, 2001
___________________________________________
             Donald L. Seeley

         /s/ Joseph R. Zimmel               Director                    March 28, 2001
___________________________________________
             Joseph R. Zimmel

                                                           Exhibit Index

Exhibit No.                                                 Description
-----------                                                 -----------
3.1           Amended and Restated Certificate of Incorporation of the Company, effective as of June 5, 2000 (1)
3.2           Amended and Restated Bylaws of the Company, effective as of June 5, 2000 (1)
4.1           Form of the Company's Class A common stock certificate (2)
4.2           Stockholders Agreement dated as of May 4, 1999 by and among the Company, True North Communications, Inc.,
              Gerald M. O'Connell and Robert C. Allen, II (3)
4.3           Registration Rights Agreement dated August 1, 1999 by and between certain Class A Common Stock Holders, Class B
              Common Stock Holders and the Company (4)
4.4           Warrant Agreement effective August 9, 1999 by and between Modem Media. Poppe Tyson, Inc. and General Electric
              Capital Corporation (5)
4.5           Form of Warrant Exercise Agreement dated as of December 17, 1999 among the Company, Vivid Holdings, Inc. and certain holders of warrants to purchase shares of common stock of Vivid Holdings, Inc. (5)
4.6           Form of Note Exchange Agreement dated as of December 17, 1999 among the Company, Vivid Holdings, Inc. and certain holders of promissory notes issued by Vivid Holdings, Inc. (5)
4.7           Provisions of Stock Purchase Agreement among Vivid Holdings, Inc., Vivid Publishing, Inc., Computer Associates
              International, Inc. and the Company dated as of December 17, 1999 relating to registration rights (included in
              Exhibit 10.12) (6)
4.8           Agreement dated April 26, 2000, by and between True North Communications, Inc. and the Company, amending the
              Intercompany Credit Agreement, dated February 3,1999, and the Stockholders Agreement, dated May 4, 1999 (7)
10.1(a)       1997 Stock Option Plan, as amended (2)
10.1(b)       1999 Employee Stock Purchase Plan (2)
10.1(c)       Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment (3)
10.1(d)       1999 Stock Incentive Plan (8)
10.1(e)       Vivid Holdings, Inc. 1999 Stock Incentive Plan (9)
10.1(f)       Modem Media 2000 Stock Incentive Plan (10)
10.1(g)       Modem Media 2000 Restricted Stock Plan
10.2(a)       Amended and Restated Employment Agreement between the Company and Gerald M. O'Connell, dated as of January 1,
              1997, as amended and restated as of November 25, 1998 (2)
10.2(b)       Amended and Restated Employment Agreement between the Company and Robert C. Allen, II, dated as of January 1,
              1997, as amended and restated as of November 25, 1998 (2)
10.2(c)       Letter Agreement dated January 31, 2000 between the Company and Gerald M. O'Connell (5)
10.2(d)       Letter Agreement dated January 31, 2000 between the Company and Robert C. Allen, II (5)
10.2(e)       Letter Agreement dated April 19, 1999 between the Company and Sloane Levy (5)
10.2(f)       Letter Agreement dated January 31, 2000 between the Company and Sloane Levy (5)
10.2(g)       Employment Agreement dated December 31, 1998 between the Company and John Nardone (7)
10.2(h)       Letter Agreement dated January 31, 2000 between the Company and John Nardone (7)
10.2(i)       Letter Agreement dated January 31, 2000 between the Company and Amy Nenner (7)
10.2(j)       Letter Agreement dated July 19, 2000 between the Company and Melissa Viglielmo (11)
10.2(k)       Letter Agreement dated February 4, 1997 between the Company and Keryn M. Cerbone

10.2(l)       Employment Agreement dated January 4, 2001 between the Company and Frank J. Connolly, Jr.
10.2(m)       Employment Agreement dated January 15, 2001 between the Company and Marc C. Particelli
10.3(a)       Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Gerald M.
              O'Connell (2)
10.3(b)       Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Douglas C.
              Ahlers (2)
10.3(c)       Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Robert C.
              Allen, II (2)
10.3(d)       Covenant Not to Compete or Solicit Business dated as of December 31, 1998 between the Company and John Nardone
              (7)
10.3(e)       Covenant Not to Compete or Solicit Business dated January 15, 2001 between the Company and Marc C. Particelli
10.4          Douglas C. Ahlers Resignation Letter dated April 30, 1999 (4)
10.5          Form of Indemnification Agreement (2)
10.6          Sublease Agreement dated August 1, 1998 between the Company and Bozell, Jacobs, Kenyon & Eckhardt, Inc. (2)
10.7          Form of Affiliate Agreement by and between the Company and Modem
              Media. Poppe Tyson do Brasil Ltda. (2)
10.8          Agreement and Plan of Merger dated as of December 17, 1999 among the
              Company, Modem Media. Poppe Tyson Merger Corp., Vivid Holdings,
              Inc., Vivid Publishing, Inc. and the stockholders of Vivid Holdings,
              Inc. (6)
10.9          Stock Purchase Agreement dated December 17, 1999 among Vivid Holdings, Inc., Vivid Publishing, Inc., Computer
              Associates International, Inc. and the Company. (6)
10.10         Form of Asset Purchase Agreement dated February 2, 1999 by and between the Company and True North
              Communications Inc. (2)
10.11         Form of Asset Purchase Agreement dated February 2, 1999 by and between the Company and R/GA Media Group, Inc.
              (2)
10.12         Form of Agreement and Plan of Merger dated February 2, 1999 among True North Communications Inc., PT
              Controlled, Inc., the  Company and each of Douglas C. Ahlers, Robert C. Allen, II, Gerald M. O'Connell and
              Kraft Enterprises, Ltd. (2)
10.13+        Share Transfer Agreement dated October 4, 1999 of Mex MULTIMEDIA EXPERTS GmbH by Modem Media Germany Holding
              Company GmbH, a wholly-owned subsidiary of the Company (4)
10.14++       Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the Investors named therein (12)
10.15         Resellers Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company
21.1          List of subsidiaries


______________________
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-68057).
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2000 for the period ended December 31, 1999

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 25, 2000, as amended.
(7) Incorporated by reference to the Company's Quarterly Report on the Form 10-Q for the period ended March 31, 2000
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-96483).
(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-30096).
(10) Incorporated by reference to the Company's Registration Statement on Form S-8. (File No. 333-46204)
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(12) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on January 5, 2001, amending the Form 8-K filed on December 22, 2000.


+ The Company was granted confidential treatment by the Securities Exchange Commission for portions of this document.
++ The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this document.