Form 10-Q
period 2001-03-31
MODEM MEDIA INC
filed 2001-05-15
CIK 1024787

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

                     For the quarter ended March 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 25,721,445 shares of the Registrant's Common Stock, $.001 par value, outstanding as of April 30, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
    Condensed Consolidated Balance Sheets as of March 31, 2001 and
     December 31, 2000....................................................   3
    Condensed Consolidated Statements of Operations for the three months
     ended March 31, 2001 and 2000........................................   4
    Condensed Consolidated Statements of Cash Flows for the three months
     ended March 31, 2001 and 2000........................................   5
    Notes to Condensed Consolidated Financial Statements..................   6


Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  10


Item 3. Quantitative and Qualitative Disclosures About Market Risk........  13


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.................................................  15
Item 5. Other Information.................................................  15
Item 6. Exhibits and Reports on Form 8-K..................................  15
    Signatures............................................................  16

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   This document includes forward-looking statements within the meaning of
Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

 .  our history of operating losses;       .  the cost and our ability to
                                             expeditiously reduce our
                                             workforce and infrastructure,
                                             including real estate
                                             commitments, in light of future
                                             changes in client demand for our
                                             services;

 .  the scope and timing of new
   assignments and client
   initiatives;

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

 .  variability of our operating
   results;


 .  our ability to accurately
   estimate costs in fixed-fee            .  our ability to integrate acquired
   engagements;                              companies;


 .  our ability to attract and retain      .  our ability to manage future
   qualified professionals;                  growth, if any;


 .  our ability to successfully sell       .  our ability to respond to rapid
   and implement the data                    technological change;
   distribution and marketing
   platform of our preferred vendor,
   CentrPort, Inc. ("CentrPort");

                                          .  our dependence on the continued
                                             growth of the Internet;


 .  the ability of CentrPort to            .  changes in government regulation,
   execute its strategy and business         including regulation of privacy
   plan and to meet its obligations          issues; and
   under certain equipment and real
   estate leases, of which we are
   guarantor;

                                          .  the cost and timing of the
                                             closing of our Japan office.

   In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                       2001          2000
                                                   ------------  -------------
                                                   (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents....................... $ 32,461,000  $  35,564,000
  Short-term investments..........................      399,000        201,000
  Accounts receivable, net of bad debt reserve of
   $1,415,000 and $1,389,000, respectively........   19,384,000     25,289,000
  Unbilled revenues...............................    3,561,000      3,031,000
  Unbilled charges................................      705,000        991,000
  Deferred income taxes...........................    5,546,000      9,558,000
  Prepaid expenses and other current assets.......    5,350,000      7,103,000
                                                   ------------  -------------
    Total current assets..........................   67,406,000     81,737,000
Noncurrent assets:
  Property and equipment, net of accumulated
   depreciation of $11,094,000 and $9,644,000,
   respectively...................................   20,954,000     22,066,000
  Goodwill, net of accumulated amortization of
   $10,551,000 and $9,744,000, respectively.......   49,362,000     50,496,000
  Deferred income taxes...........................    4,536,000            --
  Other assets....................................    6,283,000      7,206,000
                                                   ------------  -------------
    Total noncurrent assets.......................   81,135,000     79,768,000
                                                   ------------  -------------
    Total assets.................................. $148,541,000  $ 161,505,000
                                                   ============  =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................ $  6,386,000  $   5,745,000
  Pre-billed media................................    5,205,000     12,043,000
  Advance billings................................    2,583,000      2,368,000
  Deferred revenues...............................    2,270,000      4,392,000
  Deferred gain on sale of CentrPort preferred
   stock..........................................    3,252,000      4,052,000
  Accrued expenses and other current liabilities..   21,029,000     21,692,000
                                                   ------------  -------------
    Total current liabilities.....................   40,725,000     50,292,000
Noncurrent liabilities:
  Capital lease obligations, less current
   portion........................................      510,000        618,000
  Deferred income taxes...........................          --       2,093,000
  Other liabilities...............................    2,044,000      4,231,000
Stockholders' equity:
  Common stock, $.001 par value--145,000,000
   shares authorized, 25,860,433 and 25,459,157
   issued, respectively...........................       26,000         25,000
  Preferred stock, $.001 par value--5,000,000
   shares authorized, none issued and
   outstanding....................................          --             --
  Paid-in capital.................................  190,435,000    189,127,000
  Accumulated deficit.............................  (82,725,000)   (82,853,000)
  Treasury stock, 198,513 and 197,849 shares of
   common stock, respectively, at cost............   (1,194,000)    (1,191,000)
  Accumulated other comprehensive income..........   (1,280,000)      (837,000)
                                                   ------------  -------------
    Total stockholders' equity....................  105,262,000    104,271,000
                                                   ------------  -------------
    Total liabilities and stockholders' equity.... $148,541,000  $ 161,505,000
                                                   ============  =============

           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
                                                           (unaudited)
Revenues............................................ $33,428,000  $28,537,000
Cost of revenues....................................  18,735,000   14,316,000
                                                     -----------  -----------
Gross profit........................................  14,693,000   14,221,000
                                                     -----------  -----------
Operating expenses:
  Sales and marketing...............................   1,257,000    1,238,000
  General and administrative........................  10,851,000   11,594,000
  Restructuring costs...............................   2,448,000          --
  Depreciation and amortization.....................   1,735,000    1,224,000
  Amortization of goodwill..........................     857,000    3,029,000
                                                     -----------  -----------
    Total operating expenses........................  17,148,000   17,085,000
                                                     -----------  -----------
Operating loss......................................  (2,455,000)  (2,864,000)
Interest income, net................................     455,000      544,000
                                                     -----------  -----------
Loss before income taxes............................  (2,000,000)  (2,320,000)
(Benefit) provision for income taxes................  (2,128,000)     647,000
                                                     -----------  -----------
Net income (loss)................................... $   128,000  $(2,967,000)
                                                     ===========  ===========
Net income (loss) per share:
  Basic............................................. $      0.01  $     (0.13)
                                                     ===========  ===========
  Diluted........................................... $       --   $     (0.13)
                                                     ===========  ===========
Weighted-average number of common shares
 outstanding:
  Basic.............................................  25,440,000   23,583,000
                                                     ===========  ===========
  Diluted...........................................  25,760,000   23,583,000
                                                     ===========  ===========


           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                             March 31,
                                                      -------------------------
                                                         2001          2000
                                                      -----------  ------------
                                                            (unaudited)
Cash flows from operating activities:
 Net income (loss)..................................  $   128,000  $ (2,967,000)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Non-cash restructuring costs......................    1,582,000           --
  Depreciation and amortization.....................    1,735,000     1,224,000
  Amortization of goodwill..........................      857,000     3,029,000
  Non-cash income taxes.............................   (2,187,000)      611,000
  Bad debt expense..................................       82,000       403,000
  Other.............................................      459,000           --
  Changes in assets and liabilities:
   Accounts receivable..............................    5,576,000    (6,740,000)
   Unbilled revenues................................     (543,000)   (1,696,000)
   Unbilled charges.................................      277,000       (14,000)
   Prepaid expenses and other current assets........    1,691,000      (422,000)
   Accounts payable, accrued expenses and other
    current liabilities.............................   (2,644,000)   (3,152,000)
   Pre-billed media.................................   (6,835,000)    2,219,000
   Advance billings.................................      229,000        53,000
   Deferred revenues................................   (2,084,000)      526,000
   Other, net.......................................     (510,000)      186,000
                                                      -----------  ------------
    Net cash used in operating activities...........   (2,187,000)   (6,740,000)
Cash flows from investing activities:
  Purchases of short-term investments...............     (342,000)     (324,000)
  Maturities of short-term investments..............          --     16,859,000
  Purchases of property and equipment...............   (1,062,000)   (2,217,000)
  Acquisitions, net of cash acquired................          --    (11,115,000)
  Other, net........................................          --         14,000
                                                      -----------  ------------
    Net cash (used in) provided by investing
     activities.....................................   (1,404,000)    3,217,000
Cash flows from financing activities:
  Purchases of treasury stock.......................       (3,000)      (39,000)
  Principal payments made under capital lease obli-
   gations..........................................     (108,000)      (77,000)
  Exercises of stock options and issuances of stock
   under the employee stock purchase plan...........      916,000     2,692,000
  Repayment of debt.................................     (318,000)          --
  Other, net........................................          --        (14,000)
                                                      -----------  ------------
    Net cash provided by financing activities.......      487,000     2,562,000
                                                      -----------  ------------
Effect of exchange rates on cash and cash
 equivalents........................................        1,000      (161,000)
                                                      -----------  ------------
Net decrease in cash and cash equivalents...........  (3,103,000)    (1,122,000)
Cash and cash equivalents, beginning of the period..   35,564,000    30,265,000
                                                      -----------  ------------
Cash and cash equivalents, end of the period........  $32,461,000  $ 29,143,000
                                                      ===========  ============

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media, Inc. ("Modem Media" or the "Company") is a leading Internet professional services firm focused on solving marketing and customer management problems facing global companies most affected by digital change. The Company combines a technology-driven approach with a deep understanding of customer needs to create more rewarding solutions for its clients and their customers. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Hong Kong and Sao Paulo.

   Basis of Presentation--The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with maturities greater than three months at the time of purchase are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. During management's review of the Company's available-for-sale securities, certain marketable equity securities, whose decline in fair market value was deemed to be other than temporary, were identified. In accordance with SFAS No. 115, the Company recognized a non-cash, pre-tax impairment charge of $400,000 during the three months ended March 31, 2001, which is included in general and administrative in the accompanying condensed consolidated statement of operations. The remaining short-term investments have been classified as available-for-sale securities and are carried at fair market value. Short-term investments principally consist of commercial paper maturing less than six months from the date of purchase and marketable equity securities.

   Business Concentrations--The Company had revenues from one client representing 25.4% of consolidated revenues for the three months ended March 31, 2001, 15.1% of which was generated in North America, which consists of our domestic and Canadian operations, and 10.3% of which was generated internationally.

   Net Income (Loss) Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. The Company had net losses for the three months ended March 31, 2000. As a result, none of the options outstanding during such period were included in the computation of diluted net loss per share since they were antidilutive.

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                            2001       2000
                                                         ---------- ----------
   Basic weighted-average number of common shares
    outstanding......................................... 25,440,000 23,583,000
   Potentially dilutive effect of stock options and
    warrants............................................    320,000        --
                                                         ---------- ----------
   Diluted weighted-average number of common shares
    outstanding......................................... 25,760,000 23,583,000
                                                         ========== ==========

                      MODEM MEDIA, INC. AND SUBSIDIARIES

2. Restructuring Costs

   In March 2001, the Company announced a number of actions to reduce company-wide expenses. These actions included (a) a reduction in headcount of approximately 10% of the Company's total workforce, (b) the decision to close the Company's office in Tokyo, Japan, which is expected to cease operations during the second quarter of 2001, and (c) the realignment of capacity across multiple offices. As a result of these actions, the Company recorded a one-time, pre-tax charge of $2,448,000 during the three months ended March 31, 2001, which is reflected as "Restructuring costs" in the accompanying condensed consolidated statement of operations.

3. CentrPort, Inc.

   CentrPort Commitment--In conjunction with the financing of, and sale of a portion of the Company's ownership in, CentrPort, Inc. ("CentrPort"), formerly a majority-owned subsidiary, the Company designated CentrPort as a preferred vendor and committed to resell at least $5,000,000 of CentrPort's products and services during 2001 (the "CentrPort Commitment"). If the CentrPort Commitment is not met, the Company must remit the value of the shortfall to CentrPort in cash or CentrPort common stock from the Company's holdings, at the Company's election. Through May 1, 2001, the Company had sales orders for approximately $1,708,000 in CentrPort products and services.

   Investment in CentrPort--CentrPort did not secure the requisite revenue commitments from an unaffiliated third party by April 1, 2001 that would have entitled it to receive $5,500,000 in additional funding from an investor group. Accordingly, the Company reduced its investment in, and deferred gain on the financing of, CentrPort by $800,000 during the first quarter of 2001. The Company is deferring its remaining gain of $3,252,000 from its sale of CentrPort preferred stock until its obligations under the CentrPort Commitment and other agreements are met.

   CentrPort Lease Guarantees--The Company is guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of March 31, 2001, the remaining base rent and operating expenses due under this lease is approximately $7,000,000, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has contractually committed to the Company that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company's release from its guaranty prior to that time, if possible. In addition, the Company is guarantor for CentrPort's thirty-six month lease of certain network storage server equipment from a third party vendor, which lease is terminable earlier upon payment for the outstanding value of the equipment. As of March 31, 2001, the remaining payments under this lease aggregate approximately $1,205,000. The lease provides that the lessor will discharge the Company's guaranty if CentrPort establishes a letter of credit in favor of the lessor for an aggregate amount of 50% of the outstanding lease payments as of the date of the letter of credit. CentrPort has contractually committed to establish such a letter of credit.

4. Change in Control of True North

   On March 19, 2001, True North Communications Inc. ("True North"), the Company's former parent and holder of approximately 43% of the Company's outstanding common stock, entered into a definitive agreement with Interpublic Group of Companies, Inc. ("Interpublic") pursuant to which Interpublic will acquire True North in a pooling-of-interests transaction. The transaction is expected to close during the third quarter of 2001. Should the Company be deemed to have undergone an ownership change as a result of this transaction, as defined in Section 382 of the Internal Revenue Code, the Company's net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

5. Comprehensive Income

   The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments and available-for-sale securities, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to investments in international subsidiaries whose earnings are not expected to be distributed for the foreseeable future. Total comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          2001        2000
                                                        ---------  -----------
     Net income (loss)................................. $ 128,000  $(2,967,000)
     Foreign currency translation adjustment...........  (607,000)    (284,000)
     Available-for-sale securities.....................   164,000          --
                                                        ---------  -----------
       Total comprehensive loss........................ $(315,000) $(3,251,000)
                                                        =========  ===========

6. Geographic Information

   Information about the Company's operations in different geographic regions, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows:

                          North America International  Corporate      Total
                          ------------- ------------- -----------  -----------
Three months ended March
 31, 2001
Revenues.................  $25,605,000   $ 7,823,000  $       --   $33,428,000
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization............    8,049,000    (4,001,000)  (3,911,000)     137,000
Income (loss) before
 income taxes............    6,674,000    (4,580,000)  (4,094,000)  (2,000,000)
Net income (loss)........    3,807,000    (4,585,000)     906,000      128,000
Three months ended March
 31, 2000
Revenues.................  $23,503,000   $ 5,034,000          --   $28,537,000
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization............    6,404,000      (515,000)  (4,500,000)   1,389,000
Income (loss) before
 income taxes............    3,266,000      (967,000)  (4,619,000)  (2,320,000)
Net income (loss)........      941,000      (967,000)  (2,941,000)  (2,967,000)

7. Subsequent Events

   Stock Option Exchange Program--In April 2001, the Company's Board of Directors approved a voluntary stock option exchange offer for its eligible employees and directors. Participating employees and directors have the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date when the Company cancels the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock as of the new grant date, which is currently expected to occur later this year. The exchange offer began on April 30, 2001, and is expected to end on May 25, 2001. Employees and directors holding a total of approximately 2,986,200 options are eligible to participate in this exchange. The current exercise prices of those eligible options range from $6.50 to $50.38.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

This offer is available only to current employees or directors who have not received any options within the last six months and one day, or on or after November 28, 2000.

   Reorganization--In May 2001, the Company reorganized its Norwalk office in order to better serve, and provide strategic leadership to, its clients, foster innovation and eliminate inefficiencies and redundancies. This action will result in a decrease of approximately 4.8% of its current worldwide workforce. As a result of these actions, the Company expects to take a one-time, pre-tax charge of approximately $500,000 in the second quarter of 2001 and reduce its operating expenses in 2001 by approximately $1,800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are a leading Internet professional services firm focused on solving marketing and customer management problems facing global companies most affected by digital change. We combine a technology-driven approach with a deep understanding of customer needs to create more rewarding solutions for our clients and their customers. We leverage our experience in marketing and business strategy, creative design, and technology to deliver an integrated service offering that includes the following:

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

   Our results of operations and our business depend on our relationships with a limited number of large clients with which we generally do not have long-term contracts. Our clients typically hire us one project at a time and generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. As a result, a client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our financial performance. We had revenues from one client that represented 25.4% of our consolidated revenues during the three months ended March 31, 2001. When our current engagement with this client winds down, any new work with them will not have the same order of magnitude that we've experienced this quarter. Our top five and ten clients accounted for approximately 56.0% and 77.7% of our consolidated revenues during the three months ended March 31, 2001, respectively.

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

   We have experienced operating or net losses in ten of the thirteen quarters in the period January 1, 1998 through March 31, 2001. We have experienced significant revenue growth both domestically and internationally. As a result of the economic downturn in the U.S. and limited increases in client expenditures for our services, we do not expect revenue to continue to grow at historical rates. We expect the annual rate of domestic revenue growth to slow significantly and potentially decline. Revenue growth is also expected to be at slower annual rates than in the past in Europe. Our operations in Asia are expected to experience weak revenues in 2001. During the first quarter of 2001, 76.6% of our revenues were generated in North America, which consists of our domestic and Canadian operations, and 23.4% were generated internationally. International margins will continue to be lower than North American margins due to lower billing rates, lower utilization rates, higher benefit costs and higher occupancy and infrastructure costs.

   As a result of the economic downturn and decreasing demand of our clients, during the first quarter of 2001, we reduced our workforce by approximately 10%, consisting of both billable and non-billable employees, and announced the closing of our Tokyo office, which is expected to cease its operations in the second quarter of 2001. In conjunction with these actions, we recorded a pre-tax charge of approximately $2.4 million ($2.3 million net of taxes) during the three months ended March 31, 2001. In addition, we realized a tax benefit in the United States of approximately $3.5 million related to the write-off of our investment in our Tokyo office. Such write-off did not impact consolidated earnings since the investment represented the accumulated losses of our Tokyo operations since its inception. We also recorded a one-time charge of $0.4 million ($0.2 million net of taxes) for the impairment of an investment in marketable equity securities. In addition, we are continuing to monitor the adequacy of our accrual for excess space in our San Francisco location, which was recorded during the fourth quarter of 2000, in light of deteriorating commercial real estate market conditions in that geographic location. If such conditions do not stabilize or improve, we may need to recognize additional charges with respect to this space.

   In conjunction with the financing of, and sale of a portion of our ownership in, CentrPort, formerly our majority-owned subsidiary, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 (the "CentrPort Commitment"). If the CentrPort Commitment is not met, we must remit the value of the shortfall to CentrPort in cash or CentrPort common stock from our holdings, at our election. Through May 1, 2001, we have sales orders for approximately $1.7 million of CentrPort products and services.

Results of Operations--Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

   Revenues. Revenues increased $4.9 million, or 17.1%, to $33.4 million for the three months ended March 31, 2001 from $28.5 million for the three months ended March 31, 2000. Revenues increased primarily as a result of higher average revenue per hour in both our North America and international locations, as well as increased billed hours internationally.

   Cost of Revenues and Gross Profit. Cost of revenues increased $4.4 million, or 30.9%, to $18.7 million for the three months ended March 31, 2001 from $14.3 million for the three months ended March 31, 2000. Gross margin declined to 44.0% of consolidated revenues for the first quarter of 2001 from 49.8% for the first quarter of 2000. The increase in cost of revenues for the first quarter of 2001 compared to the first quarter of 2000 was primarily due to higher average headcount and the engagement of temporary contracted resources with specialized skills. The decrease in gross margin in the first quarter of 2001 compared to the first quarter of 2000 was primarily due to lower international margins, as well as the timing of fees related to a global client.

   Sales and Marketing. Sales and marketing for the three months ended March 31, 2001 was essentially unchanged compared to the three months ended March 31, 2000, and represented 3.8% and 4.3% of consolidated revenues, respectively. The decrease in sales and marketing as a percentage of revenues was attributable to the increase in revenues.

   General and Administrative. General and administrative decreased $0.7 million, or 6.4%, to $10.9 million for the three months ended March 31, 2001 from $11.6 million for the three months ended March 31, 2000. General and administrative represented 32.5% of consolidated revenues for the first quarter of 2001 and 40.6% for the first quarter of 2000. The dollar and percentage decreases in general and administrative were primarily the result of expense reduction actions taken during the first quarter of 2001 and the fourth quarter of 2000.

   Restructuring Costs. Restructuring costs represent one-time charges incurred in connection with (a) a reduction in our total workforce of approximately 10%, (b) the decision to close our office in Tokyo, Japan, which is expected to cease operations during the second quarter of 2001, and (c) the realignment of our capacity across multiple offices.

   Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 41.7%, to $1.7 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. Depreciation and amortization represented 5.2% of consolidated revenues for the first quarter of 2001 and 4.3% for the first quarter of 2000. The dollar and percentage increases in depreciation and amortization were primarily the result of office expansion and increased capital expenditures.

   Amortization of Goodwill. Amortization of goodwill decreased by $2.2 million, or 71.7%, to $0.9 million for the three months ended March 31, 2001 from $3.0 million for the three months ended March 31, 2000. The decrease is a result of the write-offs for the impairment of goodwill related to our acquisitions of Vivid Holdings, Inc., Vivid Publishing, Inc. and our office in Tokyo, Japan, which were recognized during the fourth quarter of 2000. At various times during the three months ended March 31, 2001, our market capitalization fell below our net book value. As a result, we performed an impairment analysis to determine the recoverability of our goodwill. Based on the current facts and circumstances, as well as our estimates of future profitability and undiscounted future cash flows, we concluded that our goodwill is not currently impaired. Should such estimates change, our goodwill could be deemed to be impaired.

   Interest Income, Net. Interest income, net decreased by 16.4% during the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to lower average cash, cash equivalents and short-term investment balances during 2001 than 2000.

   Income Taxes. We had a benefit for income taxes of $2.1 million on a pre-tax loss of $2.0 million for the three months ended March 31, 2001, compared to a provision for income taxes of $0.6 million on a pre-tax loss of $2.3 million for the three months ended March 31, 2000. The effective income tax rate was not meaningful for the three months ended March 31, 2001 compared to an effective income tax rate of 27.9% for the three months ended March 31, 2000. The effective tax rates differ from the federal statutory rate primarily due to the effect of a $3.5 million domestic tax benefit generated by the write-off of our investment in Tokyo in 2001, as well as the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits in both periods.

Liquidity and Capital Resources

   Historically we have financed our operations from funds generated from operations and proceeds from our initial public offering.

   Net cash used in operating activities was $2.2 million and $6.7 million for the three months ended March 31, 2001 and 2000, respectively.

   Net cash (used in) provided by investing activities was $(1.4) million and $3.2 million for the three months ended March 31, 2001 and 2000, respectively. Investing activities reflect our purchases of property and equipment, as well as purchases and maturities of short-term investments, in 2001 and 2000. Investing activities also include our acquisitions in 2000.

   Net cash provided by financing activities was $0.5 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. The primary sources of cash flows from financing activities in 2001 and 2000 are proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan, offset in part by payments in connection with our financing obligations.

   Our short-term commitments include net media payments of $3.1 million, Japan operating and severance costs of approximately $1.0 million, payments under note payables of $1.5 million, lease payments over the next twelve months aggregating approximately $8.2 million and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate growth, as well as the rate at which we choose to invest in new technologies. Although we have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain and expand our operations, we expect that such needs will be substantially reduced during fiscal 2001 as compared to 2000, and can be funded from operations and cash on hand.

   We are the guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of March 31, 2001, the remaining base rent and operating expenses due under this lease is approximately $7.0 million, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has contractually committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In addition, we are the guarantor for CentrPort's thirty-six month lease of certain network storage server equipment from a third party vendor, which lease is terminable earlier upon payment for the outstanding value of the equipment. As of March 31, 2001, the remaining payments under this lease aggregate approximately $1.2 million. The lease provides that the lessor will discharge our guaranty if CentrPort establishes a letter of credit in favor of the lessor for an aggregate amount of 50% of the outstanding lease payments as of the date of the letter of credit. CentrPort has contractually committed to establish such a letter of credit.

   In May 2001, we reorganized our Norwalk office in order to better serve, and provide strategic leadership to, our clients, foster innovation and eliminate inefficiencies and redundancies. This action will result in a decrease of approximately 4.8% of our current worldwide workforce. As a result of these actions, we expect to take a one-time, pre-tax charge of approximately $0.5 million in the second quarter of 2001 and reduce our operating expenses in 2001 by approximately $1.8 million.

   We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our consolidated financial statements are denominated in U.S. dollars. During the first quarter of 2001, we derived approximately 27% of our revenues from operations outside of the United States. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound and the Japanese Yen, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and overall profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2001 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will, from time-to-time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 5. OTHER INFORMATION

   On March 20, 2001, G.M. O'Connell entered into a Sales Plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which implemented a sales program to sell up to 1,000,000 shares of our common stock, within certain parameters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (b) Reports on Form 8-K

   We filed a Form 8-K/A on January 5, 2001, amending our Form 8-K dated December 22, 2000, which reported in Item 2 the completion of a series of transactions that provided funds to us and our subsidiary, CentrPort, resulting in a significant reduction in our equity ownership in CentrPort.

   On January 16, 2001, we filed a Form 8-K reporting in Item 5 the appointment of Marc C. Particelli as our Chief Executive Officer and a member of our board of directors.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Modem Media, Inc.

Date: May 15, 2001


                                                         /s/ Marc C. Particelli
                                                 By: _______________________________________
                                                             Marc C. Particelli
                                                    Chief Executive Officer and Director
                                                        (Principal Executive Officer)


                                                       /s/ Frank C. Connolly, Jr.
                                                 By: _______________________________________
                                                           Frank C. Connolly, Jr.
                                                           Chief Financial Officer
                                                     (Principal Financial and Accounting
                                                                  Officer)