Form 10-Q
period 2001-06-30
MODEM MEDIA INC
filed 2001-08-13
CIK 1024787

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

                      For the quarter ended June 30, 2001

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There were 25,759,864 shares of the Registrant's Common Stock, $.001 par value, outstanding as of July 31, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Condensed Consolidated Balance Sheets as of June 30, 2001 and December
   31, 2000...............................................................   3
  Condensed Consolidated Statements of Operations for the three and six
   months ended June 30, 2001 and 2000....................................   4
  Condensed Consolidated Statements of Cash Flows for the six months ended
   June 30, 2001 and 2000.................................................   5
  Notes to Condensed Consolidated Financial Statements....................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  11
Item 3. Quantitative and Qualitative Disclosures About Market Risk........  16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.................................................  18
Item 6. Exhibits and Reports on Form 8-K..................................  18
    Signatures............................................................  19

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

  .  our dependence on a limited number of clients;

  .  variability of our operating results;

  .  our ability to accurately estimate costs in fixed-fee engagements;

  .  our ability to attract and retain qualified professionals;

  . our ability to successfully sell and implement the data distribution and marketing platform of our preferred vendor, CentrPort, Inc.
     ("CentrPort");

  . the ability of CentrPort to execute its strategy and business plan and to meet its obligations under its real estate lease, for which we are guarantor;

  . the cost and our ability to expeditiously reduce our workforce and infrastructure, including real estate commitments, in light of future changes in client demand for our services;

  . our need and ability to manage the level of personnel and capacity in the future;

  .  our dependence on key management personnel;

  . exclusivity arrangements with clients that may limit our ability to provide services to others;

  .  our ability to integrate acquired companies, if any;

  .  the timing and amount of our capital expenditures;

  .  the timing of collections from our clients;

  .  our ability to manage future growth, if any;

  .  our ability to respond to rapid technological change;

  .  our dependence on the continued growth of the Internet;

  . changes in government regulation, including regulation of privacy issues; and

  .  the cost and timing of the closing of our Japan office.

  In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $ 36,350,000  $ 35,564,000
  Short-term investments...........................      100,000       201,000
  Accounts receivable, net of bad debt reserve of
   $1,389,000......................................   16,991,000    25,289,000
  Unbilled revenues................................    3,079,000     3,031,000
  Unbilled charges.................................      216,000       991,000
  Deferred income taxes............................    4,003,000     9,558,000
  Prepaid expenses and other current assets........    4,663,000     7,103,000
                                                    ------------  ------------
    Total current assets...........................   65,402,000    81,737,000
Noncurrent assets:
  Property and equipment, net of accumulated
   depreciation of $12,465,000 and $9,644,000,
   respectively....................................   19,699,000    22,066,000
  Goodwill, net of accumulated amortization of
   $11,372,000 and $9,744,000, respectively........   48,380,000    50,496,000
  Deferred income taxes............................    8,137,000           --
  Other assets.....................................    6,532,000     7,206,000
                                                    ------------  ------------
    Total noncurrent assets........................   82,748,000    79,768,000
                                                    ------------  ------------
    Total assets................................... $148,150,000  $161,505,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $  6,215,000  $  5,745,000
  Pre-billed media.................................    7,052,000    12,043,000
  Advance billings.................................    1,637,000     2,368,000
  Deferred revenues................................    2,531,000     4,392,000
  Deferred gain on sale of CentrPort preferred
   stock...........................................    3,252,000     4,052,000
  Accrued expenses and other current liabilities...   18,733,000    21,692,000
                                                    ------------  ------------
    Total current liabilities......................   39,420,000    50,292,000
Noncurrent liabilities:
  Capital lease obligations, less current portion..      651,000       618,000
  Deferred income taxes............................          --      2,093,000
  Other liabilities................................    8,305,000     4,231,000
Stockholders' equity:
  Common stock, $.001 par value--145,000,000 shares
   authorized, 25,951,430 and 25,459,157 issued,
   respectively....................................       26,000        25,000
  Preferred stock, $.001 par value--5,000,000
   shares authorized, none
   issued and outstanding..........................          --            --
  Paid-in capital..................................  190,488,000   189,127,000
  Accumulated deficit..............................  (88,255,000)  (82,853,000)
  Treasury stock, 198,513 and 197,849 shares of
   common stock, respectively, at cost.............   (1,194,000)   (1,191,000)
  Accumulated other comprehensive income...........   (1,291,000)     (837,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   99,774,000   104,271,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $148,150,000  $161,505,000
                                                    ============  ============

           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                            ------------------------  -------------------------
                               2001         2000          2001         2000
                            -----------  -----------  ------------  -----------
                                  (unaudited)                (unaudited)
Revenues..................  $26,073,000  $32,825,000  $ 59,501,000  $61,362,000
Cost of revenues..........   14,460,000   17,835,000    33,195,000   32,151,000
                            -----------  -----------  ------------  -----------
Gross profit..............   11,613,000   14,990,000    26,306,000   29,211,000
Operating expenses:
  Sales and marketing.....      914,000    1,944,000     2,171,000    3,182,000
  General and
   administrative.........    8,474,000   12,581,000    18,925,000   24,175,000
  Restructuring and other
   charges................    7,761,000      722,000    10,609,000      722,000
  Depreciation and
   amortization...........    1,679,000    1,402,000     3,414,000    2,626,000
  Amortization of
   goodwill...............      850,000    4,109,000     1,707,000    7,138,000
                            -----------  -----------  ------------  -----------
    Total operating
     expenses.............   19,678,000   20,758,000    36,826,000   37,843,000
                            -----------  -----------  ------------  -----------
Operating loss............   (8,065,000)  (5,768,000)  (10,520,000)  (8,632,000)
Interest income, net......      290,000      437,000       745,000      981,000
                            -----------  -----------  ------------  -----------
Loss before income taxes..   (7,775,000)  (5,331,000)   (9,775,000)  (7,651,000)
(Benefit) provision for
 income taxes.............   (2,245,000)     424,000    (4,373,000)   1,071,000
                            -----------  -----------  ------------  -----------
Net loss..................  $(5,530,000) $(5,755,000) $ (5,402,000) $(8,722,000)
                            ===========  ===========  ============  ===========
Basic and diluted net loss
 per share................  $     (0.21) $     (0.24) $      (0.21) $     (0.36)
                            ===========  ===========  ============  ===========
Basic and diluted
 weighted-average number
 of common shares
 outstanding..............   25,724,000   24,356,000    25,590,000   23,972,000
                            ===========  ===========  ============  ===========

           See notes to condensed consolidated financial statements.

                       MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
                                                            (unaudited)
Cash flows from operating activities:
 Net loss............................................ $(5,402,000) $(8,722,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Non-cash restructuring costs.......................   7,153,000          --
  Depreciation and amortization......................   3,414,000    2,626,000
  Amortization of goodwill...........................   1,707,000    7,138,000
  Non-cash income taxes..............................  (4,258,000)     927,000
  Bad debt expense...................................      85,000      639,000
  Other..............................................   1,698,000      201,000
  Changes in assets and liabilities:
    Accounts receivable..............................   7,943,000   (7,882,000)
    Unbilled revenues................................     (62,000)    (394,000)
    Unbilled charges.................................     768,000     (237,000)
    Prepaid expenses and other current assets........   2,186,000     (495,000)
    Accounts payable, accrued expenses and other
     current liabilities.............................  (3,540,000)    (368,000)
    Pre-billed media.................................  (4,987,000)  (1,576,000)
    Advance billings.................................    (721,000)   2,069,000
    Deferred revenues................................  (1,822,000)   3,909,000
    Other, net.......................................  (1,091,000)    (347,000)
                                                      -----------  -----------
      Net cash provided by (used in) operating
       activities....................................   3,071,000   (2,512,000)
Cash flows from investing activities:
  Purchases of short-term investments................    (333,000)    (209,000)
  Maturities of short-term investments...............     297,000   16,859,000
  Purchases of property and equipment................  (2,467,000)  (5,580,000)
  Acquisitions, net of cash acquired.................         --   (11,374,000)
                                                      -----------  -----------
      Net cash used in investing activities..........  (2,503,000)    (304,000)
Cash flows from financing activities:
  Purchases of treasury stock........................      (3,000)     (57,000)
  Principal payments made under capital lease
   obligations.......................................    (218,000)    (172,000)
  Exercises of stock options and issuances of stock
   under the employee stock purchase plan............   1,044,000    3,180,000
  Repayment of debt..................................    (644,000)         --
  Other, net.........................................         --       (14,000)
                                                      -----------  -----------
      Net cash provided by financing activities......     179,000    2,937,000
                                                      -----------  -----------
Effect of exchange rates on cash and cash
 equivalents.........................................      39,000      179,000
                                                      -----------  -----------
Net increase in cash and cash equivalents............     786,000      300,000
Cash and cash equivalents, beginning of the period...  35,564,000   30,265,000
                                                      -----------  -----------
Cash and cash equivalents, end of the period......... $36,350,000  $30,565,000
                                                      ===========  ===========

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

  Nature of Operations--Modem Media, Inc. (the "Company") is a leading Internet professional services firm focused on solving marketing and customer management problems facing global companies most impacted by digital change. By combining technology-driven solutions with a deep understanding of customer needs, the Company creates more rewarding solutions for clients and their customers. Headquartered in Norwalk, CT, the Company has offices in New York City, San Francisco, Toronto, London, Paris, Munich, Hong Kong and Sao Paulo.

  Basis of Presentation--The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

  Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with maturities greater than three months at the time of purchase are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. During management's review of the Company's available-for-sale securities, certain marketable equity securities, whose decline in fair market value was deemed to be other than temporary, were identified. In accordance with SFAS No. 115, the Company recognized a non-cash, pre-tax impairment charge of $400,000 during March 2001, which is included in "restructuring and other costs" in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2001. The remaining short-term investments have been classified as available-for-sale securities and are carried at fair market value.

  Business Concentrations--The Company had revenues from one client representing 20.4% of consolidated revenues for the three months ended June 30, 2001, 32.8% of which was generated in North America, which consists of the Company's operations in the United States and Canada, and 67.2% of which was generated by the Company's International operations. Revenues from the same client represented 23.2% of consolidated revenues for the six months ended June 30, 2001, 49.1% of which was generated in North America and 50.9% of which was generated by the Company's International operations. Additionally, the Company had three clients accounting for 16.3%, 11.9%, and 11.1% of total gross accounts receivable as of June 30, 2001.

  Net Loss Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net loss per share gives effect to all potentially dilutive securities that were outstanding during each period. None of the options or warrants outstanding during the periods presented were included in the computation of diluted net loss per share since they were antidilutive.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

  Recently Issued Accounting Pronouncements--In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 by the Company beginning on January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position.

2. Restructuring and Other Charges

  Excess Facility Charge--In June 2001, due to the significant and rapid deterioration in the San Francisco commercial real estate market, the Company increased its accrual for excess office space by $5,691,000. Such increase represents an adjustment to management's original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers' fees. As of June 30, 2001, the remaining accrual for excess office space in San Francisco is approximately $8,814,000.

  Asset Impairment--In July 2001, the Company cancelled its plans to move its Toronto operations to new office space due to the landlord's breach of the lease agreement. As a result, the Company recorded a charge of $1,101,000 to write-off certain leasehold improvements and other assets that no longer have future value to the Company.

  Severance--In June 2001, the Company announced the completion of a series of organizational changes and expense reduction actions. These actions included staff reductions of 79 employees, or approximately 10% of the Company's total employees, of which 72 were billable. As a result, the Company recorded a pre-tax charge of $969,000 during the three months ended June 30, 2001.

  Other--The above actions were in addition to a series of headcount reductions that occurred across the entire organization during the first quarter of 2001 and resulted in a decrease of approximately 10% of the Company's total employees. These actions included (a) a reduction in corporate staff (b) the decision to close the Company's office in Tokyo, Japan, which ceased operations during the second quarter of 2001, and (c) the realignment of capacity across multiple offices. As a result of these actions, the Company recorded a pre-tax charge of $2,448,000 during the three months ended March 31, 2001. In addition, the Company recorded a non-cash, pre-tax impairment charge of $400,000 during March 2001 related to a decline in the value of certain marketable securities that management considered to be other than temporary (see Note 1).

3. CentrPort, Inc.

  CentrPort Commitment--In conjunction with the financing of, and sale of a portion of the Company's ownership in, CentrPort, Inc. ("CentrPort"), formerly a majority-owned subsidiary, the Company designated CentrPort as a preferred vendor and committed to resell at least $5,000,000 of CentrPort's products and services during 2001. If this commitment is not met, the Company must remit the value of the shortfall to CentrPort in either CentrPort common stock from the Company's holdings or cash, at its election. Through June 30, 2001, the Company had sales orders for $1,902,000 in CentrPort products and services applicable to this commitment. The Company has deferred a gain of $3,252,000 from the sale of CentrPort stock until its obligations under this commitment and other agreements are met.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

  Investment in CentrPort--CentrPort did not secure the requisite revenue commitment from an unaffiliated third party by April 1, 2001 that would have entitled it to receive $5,500,000 in additional funding from an investor group. Accordingly, the Company reduced its investment in, and deferred gain on the financing of, CentrPort by $800,000 during the first quarter of 2001.

  CentrPort Lease Guarantees--The Company is guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of June 30, 2001, the aggregate remaining base rent and operating expenses due under this lease is approximately $6,848,000, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has contractually committed to the Company that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company's release from its guaranty prior to that time, if possible.

  The Company was previously a guarantor for CentrPort's lease of certain network storage server equipment from a third party vendor. In June 2001, the lessor discharged the Company's guaranty under this lease.

4. Change in Control of True North Communications Inc.

  In June 2001, Interpublic Group of Companies, Inc. ("Interpublic") completed its acquisition of True North Communications Inc. ("True North"), the Company's former parent and holder of approximately 43% of the Company's outstanding common stock. Management is currently assessing whether the Company has undergone an ownership change as a result of this transaction, as defined in Section 382 of the Internal Revenue Code, and if so, the extent to which the Company's net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation that could reduce or defer the utilization of these losses.

5. Equity

  Stockholder Rights Plan--In June 2001, the Company announced the adoption of a Stockholder Rights Plan (the "Plan"). Under the Plan, each stockholder of record at the close of business on June 28, 2001 received a dividend of one right for each share of common stock held. The rights trade with the Company's common stock until they become exercisable. The rights will become exercisable and will detach from the common stock only if any person becomes the beneficial owner of 15% or more of the Company's common stock (subject to certain exceptions) (an "Acquiring Person") or commences a tender or exchange offer for 15% or more of the Company's common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $30 per share. The Company has reserved 1,000,000 shares of Series A Participating Cumulative Preferred Stock for issuance on the exercise of the rights. If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase, for the initial purchase price, the Company's common stock having a value of twice the initial purchase price. If the Company is later acquired in a merger or similar transaction, or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase, for the initial purchase price, common stock of the other party to such transaction having a value of twice the initial purchase price. The Board of Directors may redeem the rights at a price of $0.001 per right at any time prior to a specified period of time after a person has become an Acquiring Person. The rights will expire in June 2011, unless earlier exchanged or redeemed.

  The existing reported shareholdings of Interpublic and its affiliates and associates will not trigger any rights under the Plan so long as Interpublic and its affiliates and associates do not acquire any additional shares of the Company's common stock.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

  Generally, the holders of Series A Participating Cumulative Preferred Stock, in preference to the holders of common stock, are entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash in an amount per share equal to 100 times the aggregate per share amount of all cash dividends, non-cash dividends or other distributions (other than a dividend payable in shares of common stock) payable on any common stock. Each share of Series A Participating Cumulative Preferred Stock will entitle its holder to 100 votes.

  Stock Option Exchange Offer--In May 2001, the Company completed a voluntary stock option exchange offer for its eligible employees and directors. Participating employees and directors had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which Company canceled the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock as of the new grant date, which is currently expected to occur later this year. As a result of this program 2,475,001 options were cancelled.

6. Comprehensive Income

  The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments and available-for-sale securities, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to investments in international subsidiaries whose earnings are not expected to be distributed for the foreseeable future. Total comprehensive loss for the three and six months ended June 30, 2001 and 2000 is as follows:

                              Three Months Ended         Six Months Ended
                                   June 30,                  June 30,
                            ------------------------  ------------------------
                               2001         2000         2001         2000
                            -----------  -----------  -----------  -----------
Net loss..................  $(5,530,000) $(5,755,000) $(5,402,000) $(8,722,000)
Foreign currency
 translation adjustments..      (11,000)    (255,000)    (618,000)    (539,000)
Available-for-sale
 securities...............          --           --       164,000          --
                            -----------  -----------  -----------  -----------
  Total comprehensive
   loss...................  $(5,541,000) $(6,010,000) $(5,856,000) $(9,261,000)
                            ===========  ===========  ===========  ===========

                      MODEM MEDIA, INC. AND SUBSIDIARIES

7. Geographic Information

  Information about the Company's operations in different geographic regions, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows:

                            North
                           America    International  Corporate       Total
                         -----------  ------------- ------------  -----------
Three months ended June
 30, 2001
Revenues................ $17,855,000   $ 8,218,000  $        --   $26,073,000
(Loss) earnings before
 interest, taxes,
 depreciation and
 amortization...........  (2,882,000)      474,000    (3,128,000)  (5,536,000)
Loss before income
 taxes..................  (4,270,000)      (39,000)   (3,466,000)  (7,775,000)
Net loss................  (3,578,000)      (40,000)   (1,912,000)  (5,530,000)
Three months ended June
 30, 2000
Revenues................ $28,101,000   $ 4,724,000  $        --   $32,825,000
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization...........   7,255,000    (1,845,000)   (5,667,000)    (257,000)
Income (loss) before
 income taxes...........   2,956,000    (2,400,000)   (5,887,000)  (5,331,000)
Net income (loss).......     186,000    (2,400,000)   (3,541,000)  (5,755,000)
Six months ended June
 30, 2001
Revenues................ $43,460,000   $16,041,000  $        --   $59,501,000
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization...........   5,167,000    (3,527,000)   (7,039,000)  (5,399,000)
Income (loss) before
 income taxes...........   2,404,000    (4,619,000)   (7,560,000)  (9,775,000)
Net income (loss).......     229,000    (4,625,000)   (1,006,000)  (5,402,000)
Six months ended June
 30, 2000
Revenues................ $51,604,000   $ 9,758,000  $        --   $61,362,000
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization...........  13,659,000    (2,360,000)  (10,167,000)   1,132,000
Income (loss) before
 income taxes...........   6,222,000    (3,367,000)  (10,506,000)  (7,651,000)
Net income (loss).......   1,127,000    (3,367,000)   (6,482,000)  (8,722,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We are a leading Internet professional services firm focused on solving marketing and customer management problems facing global companies most impacted by digital change. By combining technology-driven solutions with a deep understanding of customer needs, we create more rewarding solutions for our clients and their customers. We leverage our experience in marketing and business strategy, creative design, and technology to deliver an integrated service offering that includes the following:

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

  Our results of operations and our business depend on relationships with a limited number of large clients with which we generally do not have long-term contracts. Our clients typically hire us one project at a time and generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. As a result, a client that generates substantial revenues for us in one period may not be a substantial source of revenues in a subsequent period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our financial performance. We had revenues from one client that represented 20.4% and 23.2% of our consolidated revenues during the three months and six months ended June 30, 2001, respectively. Our top five and ten clients accounted for approximately 52.5% and 74.1% of our consolidated revenues during the three months ended June 30, 2001, respectively, and 54.4% and 75.4% of our consolidated revenues during the six months ended June 30, 2001, respectively.

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

  We have experienced operating or net losses in eleven of the fourteen quarters from January 1, 1998 through June 30, 2001. At times, we have experienced significant revenue growth both in North America, which consists of our operations in the U.S. and Canada, and our International locations. As a result of the economic downturn in the U.S., and decreases in most client expenditures for our services, we expect continued weakness in North American revenues and expect full year revenues in North America to be lower in 2001 than in 2000. The growth of our International operations is expected to slow due to softening in the international budgets of our clients. During the first half of 2001, 73.0% of our revenues were generated in North America and 27.0% were generated by our International operations. International margins will continue to be lower than North American margins due to lower billing and utilization rates and higher benefit, occupancy and infrastructure costs.

  As a result of a variety of factors, we recorded a number of one-time charges during the three and six months ended June 30, 2001. Due to the significant and rapid deterioration in the San Francisco commercial real estate market, we increased our accrual for excess facilities by $5.7 million during the second quarter of 2001. Such increase represents an adjustment to our original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers' fees. In addition, we cancelled our plans to move our Toronto operations to new office space due to the landlord's breach of the lease agreement. As a result, we recorded a charge of $1.1 million to write-off certain leasehold improvements and other assets that no longer have future value to us. Furthermore, in June 2001, we announced the completion of a series of organizational changes and expense reduction actions. These actions included staff reductions of 79 employees, or approximately 10% of our total employees, of which 72 were billable. As a result, we recorded a pre-tax charge of $1.0 million during the three months ended June 30, 2001. Such reductions were in addition to a series of headcount reductions that occurred across the entire organization during the first quarter of 2001 and resulted in a decrease of approximately 10% of our total workforce. These actions included (a) a reduction in corporate staff (b) the decision to close our office in Tokyo, Japan, which ceased operations during the second quarter of 2001, and (c) the realignment of capacity across multiple offices. As a result of these actions, we recorded an aggregate pre-tax charge of $2.4 million during the three months ended March 31, 2001. Also, in March 2001, we recorded a non-cash, pre-tax impairment charge of $0.4 million related to an other than temporary decline in the value of certain marketable securities. We will continue to examine all aspects of our resource base, including our geographic coverage, in light of our reduced revenues. If business conditions do not improve, we may need to recognize additional charges for excess space and other restructuring actions.

  In conjunction with the financing of, and sale of a portion of our ownership in, CentrPort, Inc. ("CentrPort"), formerly our majority-owned subsidiary, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001. If this commitment is not met, we must remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings or cash, at our election. Through June 30, 2001, we had sales orders for approximately $1.9 million in CentrPort products and services applicable to this commitment. We have deferred a gain of $3.3 million from the sale of CentrPort stock until its obligations under this commitment and other agreements are met.

Results of Operations--Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

  Revenues. Revenues decreased by $6.8 million, or 20.6%, to $26.1 million for the three months ended June 30, 2001 from $32.8 million for the three months ended June 30, 2000. Revenues decreased primarily as a result of a decrease in billed hours, which was offset in part by higher average revenue per hour, for both our North America and International operations.

  Cost of Revenues and Gross Profit. Cost of revenues decreased by $3.4 million, or 18.9%, to $14.5 million for the three months ended June 30, 2001 from $17.8 million for the three months ended June 30, 2000. Gross margin declined to 44.5% of consolidated revenues for the first quarter of 2001 from 45.7% for the first quarter of 2000. This decline was primarily due to lower North American margins, driven by a decrease in utilization, offset in part by improved International margins. The improvement in International margins was primarily the result of timing of fees related to a global client, offset in part by lower utilization.

  Sales and Marketing. Sales and marketing decreased by $1.0 million, or 53.0%, to $0.9 million for the three months ended June 30, 2001 from $1.9 for the three months ended June 30, 2000. Sales and marketing represented 3.5% and 5.9% of consolidated revenues during the three months ended June 30, 2001 and 2000, respectively. The dollar and percentage decreases in sales and marketing were the result of expense reduction actions taken by management during the first six months of 2001 and the fourth quarter of 2000.

  General and Administrative. General and administrative decreased by $4.1 million, or 32.6%, to $8.5 million for the three months ended June 30, 2001 from $12.6 million for the three months ended June 30, 2000. General and administrative represented 32.5% and 38.3% of consolidated revenues during the three months ended June 30, 2001 and 2000, respectively. The dollar and percentage decreases in general and administrative were primarily the result of expense reduction actions taken during the first six months of 2001 and the fourth quarter of 2000.

  Restructuring and Other Charges. Restructuring and other charges of $7.8 million during the three months ended June 30, 2001 represent costs incurred in connection with (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in our accrual for excess space of $5.7 million, (b) the cancellation of our move to new office space in Toronto resulting in the write-off of $1.1 million in space-related assets, and (c) the realignment of capacity across multiple offices, which resulted in a charge of $1.0 million. The prior year amount represents the write-off of offering-related costs from our cancelled secondary offering of our common stock.

  Depreciation and Amortization. Depreciation and amortization increased by $0.3 million, or 19.8%, to $1.7 million for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000. Depreciation and amortization represented 6.4% and 4.3% of consolidated revenues for three months ended June 30, 2001 and 2000, respectively. The dollar and percentage increases in depreciation and amortization were primarily the result of the effects of office expansion and increased capital expenditures in 2000, and, to a lesser extent, capital expenditures in 2001.

  Amortization of Goodwill. Amortization of goodwill decreased by $3.3 million, or 79.3%, to $0.9 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000. This decrease is a result of write-offs for the impairment of goodwill related to our acquisitions of Vivid Holdings, Inc., Vivid Publishing, Inc. and our office in Tokyo, Japan, which were recognized during the fourth quarter of 2000. At various times during the three months ended June 30, 2001, our market capitalization fell below our net book value. Based on the current facts and circumstances, as well as our estimates of future profitability and undiscounted future cash flows, we believe that our goodwill is not currently impaired. Should such estimates change, our goodwill could be deemed to be impaired. Furthermore, in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to June 30, 2001 will be accounted for under SFAS No. 142 beginning on January 1, 2002.

  Interest Income, Net. Interest income, net decreased by $0.1 million, or 33.6%, during the three months ended June 30, 2001 compared to the three months ended June 30, 2000 due to lower interest rates on cash, cash equivalents and short-term investment balances, as well as increased interest expense during 2001. Interest expense increased primarily due to the recognition of non-cash interest associated with our accrual for excess office space (see Note 2 of Notes to Condensed Consolidated Financial Statements) and a note payable related to our purchase of CentrPort common stock from a minority interest holder during 2000.

  Income Taxes. We had a benefit for income taxes of $2.2 million on a pre-tax loss of $7.8 million for the three months ended June 30, 2001, compared to a provision for income taxes of $0.4 million on a pre-tax loss of $5.3 million for the three months ended June 30, 2000. The effective income tax benefit rate for the three months ended June 30, 2001 was 28.9% compared to an effective income tax rate of 8.0% for the three months ended June 30, 2000. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Results of Operations--Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Revenues. Revenues decreased by $1.9 million, or 3.0%, to $59.5 million for the six months ended June 30, 2001 from $61.4 million for the six months ended June 30, 2000. Revenues decreased primarily as a result of a decrease in billed hours, which was offset in part by higher average revenue per hour, for both our North America and International operations.

  Cost of Revenues and Gross Profit. Cost of revenues increased by $1.0 million, or 3.2%, to $33.2 million for the six months ended June 30, 2001 from $32.2 million for the six months ended June 30, 2000. Gross margin declined to 44.2% of consolidated revenues for the first six months of 2001 from 47.6% for the first six months of 2000. This decline was primarily due to a decrease in billed hours and utilization for both our North America and International operations, as well as the engagement of temporary contracted resources with specialized skills and an increase in other direct controllable costs, offset in part by higher average revenue per hour.

  Sales and Marketing. Sales and marketing decreased by $1.0 million, or 31.8%, to $2.2 million for the six months ended June 30, 2001 from $3.2 million for the six months ended June 30, 2000. Sales and marketing represented 3.6% and 5.2% of consolidated revenues during the six months ended June 30, 2001 and 2000, respectively. The dollar and percentage decreases in sales and marketing were the result of expense reduction actions taken by management during the first six months of 2001 and the fourth quarter of 2000.

  General and Administrative. General and administrative decreased by $5.3 million, or 21.7%, to $18.9 million for the six months ended June 30, 2001 from $24.2 million for the six months ended June 30, 2000. General and administrative represented 31.8% and 39.4% of consolidated revenues for the first half of 2001 and 2000, respectively. The dollar and percentage decreases in general and administrative were primarily the result of expense reduction actions taken during the first six months of 2001 and the fourth quarter of 2000.

  Restructuring and Other Charges. Restructuring and other charges of $10.6 million during the six months ended June 30, 2001 represent costs incurred in connection with (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in our accrual for excess space of $5.7 million, (b) the decision to close our office in Tokyo, Japan, which ceased operations during the second quarter of 2001 and for which an accrual of approximately $1.9 million was established, (c) the cancellation of our move to new office space in Toronto resulting in the write-off of $1.1 million in space-related assets, (c) the reduction of corporate headcount and realignment of capacity across multiple offices, which resulted in a charge of $1.5 million, and (d) the other than temporary decline in the value of certain marketable securities, which resulted in a write-off of $0.4 million. The prior year amount represents the write-off of offering-related costs from our cancelled secondary offering of our common stock.

  Depreciation and Amortization. Depreciation and amortization increased by $0.8 million, or 30.0%, to $3.4 million for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. Depreciation and amortization represented 5.7% and 4.3% of consolidated revenues for the first half of 2001 and 2000, respectively. The dollar and percentage increases in depreciation and amortization were primarily the result of the effects of office expansion and increased capital expenditures in 2000, and, to a lesser extent, capital expenditures in 2001.

  Amortization of Goodwill. Amortization of goodwill decreased by $5.4 million, or 76.1%, to $1.7 million for the six months ended June 30, 2001 from $7.1 million for the six months ended June 30, 2000. This decrease is a result of write-offs for the impairment of goodwill related to our acquisitions of Vivid Holdings, Inc., Vivid Publishing, Inc. and our office in Tokyo, Japan, which were recognized during the fourth quarter of 2000. At various times during the six months ended June 30, 2001, our market capitalization fell below our net book value. Based on the current facts and circumstances, as well as our estimates of future profitability and undiscounted future cash flows, we believe that our goodwill is not currently impaired. Should such estimates change, our goodwill could be deemed to be impaired. Furthermore, in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to June 30, 2001 will be accounted for under SFAS No. 142 beginning on January 1, 2002.

  Interest Income, Net. Interest income, net decreased by $0.2 million, or 24.1%, during the six months ended June 30, 2001 compared to the six months ended June 30, 2000 due to lower interest rates on cash, cash equivalents and short-term investment balances, as well as increased interest expense during 2001. Interest expense increased primarily due to the recognition of non-cash interest associated with our accrual for excess office space (see Note 2 of Notes to Condensed Consolidated Financial Statements) and a note payable related to our purchase of CentrPort common stock from a minority interest holder during 2000.

  Income Taxes. We had a benefit for income taxes of $4.4 million on a pre-tax loss of $9.8 million for the six months ended June 30, 2001, compared to a provision for income taxes of $1.1 million on a pre-tax loss of $7.7 million for the six months ended June 30, 2000. The effective income tax benefit rate was 44.7% for the six months ended June 30, 2001 compared to an effective income tax rate of 14.0% for the six months ended June 30, 2000. The effective tax rates differ from the federal statutory rate primarily due to the effect of a $3.7 million domestic tax benefit generated by the write-off of our investment in Tokyo in 2001, as well as the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits in both periods.

Liquidity and Capital Resources

  Historically, we have financed our operations from funds generated from operations and proceeds from our initial public offering.

  Net cash provided by (used in) operating activities was $3.1 million and $(2.5) million for the six months ended June 30, 2001 and 2000, respectively.

  Net cash used in investing activities was $2.5 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively. Investing activities reflect our purchases of property and equipment, as well as purchases and maturities of short-term investments, in 2001 and 2000. Investing activities also include our acquisitions in 2000.

  Net cash provided by financing activities was $0.2 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively. The sources of cash flows from financing activities in 2001 and 2000 are proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan, offset in part by payments in connection with our financing obligations and purchases of treasury stock.

  Our short-term commitments include net media payments of $4.1 million, payments under notes payable of $1.2 million, operating lease payments over the next twelve months aggregating approximately $7.6 million and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate future growth, if any, as well as the rate at which we choose to invest in new technologies. Although we have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain our operations, we expect that such needs will be substantially reduced during fiscal 2001 as compared to 2000, and can be funded from operations and cash on hand.

  We are the guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of June 30, 2001, the aggregate remaining base rent and operating expenses due under this lease is approximately $6.8 million, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has contractually committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible.

  We were previously a guarantor for CentrPort's lease of certain network storage server equipment from a third party vendor. In June 2001, the lessor discharged our guaranty under this lease.

  We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months.

  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 beginning on January 1, 2002. We are currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on our results of operations and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Our consolidated financial statements are denominated in U.S. dollars. We derived approximately 33.7% and 30.2% of our revenues from operations outside of the United States during the three and six months ended June 30, 2001, respectively. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our operating performance. The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2001 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will, from time-to-time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

  We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments. Our investment policy calls for investment in short-term, low risk instruments. A rise in interest rates would have an adverse impact on the fair value of fixed rate securities and, conversely, if interest rates fall, floating rate securities may generate less income. We limit our exposure to interest rate risk by investing primarily in securities with maturities of one year or less.

  Effective January 1, 1999, eleven of the fifteen members of the European Union established fixed conversion rates between their existing sovereign currencies and one common currency, the "Euro". The participating countries adopted the Euro as their common currency on January 1, 1999. On January 1, 2002, Euro-denominated currency will be issued, and on June 30, 2002, all national currencies of the participating countries will cease to be legal tender.

  Our European operations are most significantly concentrated in the United Kingdom, which, despite being a member of the European Union, is not participating in the single currency at this time. While we are in the process of making certain adjustments to our business and operations to accommodate the Euro conversion, we do not believe, based on information available at this time, that the Euro conversion will have a material adverse impact on our financial position or results of operations.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On August 2, 2001, a class action complaint (01 Civ. 7201) was filed in the U.S. District Court for the Southern District of New York against us, FleetBoston Robertson Stephens Inc. ("Robertson Stephens"), Bear Stearns & Co. Inc. ("Bear Stearns"), G.M. O'Connell, our Chairman, and Steven C. Roberts, our former Chief Financial Officer. As of August 13, 2001, the plaintiffs have not yet served the complaint upon us. The complaint alleges that we and Messrs. O'Connell and Roberts violated the federal securities laws in our February 1999 initial public offering by failing to disclose that some of the underwriters in the offering, including Robertson Stephens and Bear Stearns, had allegedly solicited and received excessive and undisclosed commissions from investors and had tied allocations of stock in the offering to agreements to purchase an additional number of our common shares in the aftermarket at pre-determined prices. We believe the claims against us and Messrs. O'Connell and Roberts to be without merit and we intend to defend ourself vigorously. Defending this lawsuit may be expensive and, at this early stage of the proceedings, we cannot be certain that the suit will be resolved in our favor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
   No.                                Description
 -------                              -----------
 10.2(n) Employment Agreement dated February 14, 1996 between the Company and
         David P. Lynch
 10.2(o) Letter Agreement dated January 31, 2000 between the Company and David
         P. Lynch
 10.2(p) Letter Agreement dated June 1, 2000 between the Company and Peter
         Moritz
 10.2(q) Letter Agreement dated May 14, 2001 between the Company and Peter
         Moritz

  (b) Reports on Form 8-K

  On May 31, 2001, we filed a Form 8-K reporting in Item 5 the leave of absence of Robert C. Allen, II, our President and Chief Operating Officer, effective June 8, 2001.

  On June 8, 2001, we filed a Form 8-K reporting in Item 5 the completion of a series of organizational changes and expense reduction actions, which involved a reduction in the number of our global employees by approximately 10%.

  On June 18, 2001, we filed a Form 8-K reporting in Item 5 the adoption of a Stockholder Rights Plan, under which each common stockholder of record at the close of business on June 28, 2001 received a dividend of one right for each share of common stock held. Each right entitles the holder to purchase from us, one one-hundredth of a share of a new series of participating preferred stock at an initial purchase price of $30 per share.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Modem Media, Inc.

                                                 /s/ Marc C. Particelli
                                          By __________________________________
                                                   Marc C. Particelli
                                          Chief Executive Officer and Director
                                              (Principal Executive Officer)

                                               /s/ Frank J. Connolly, Jr.
                                          By __________________________________
                                                 Frank J. Connolly, Jr.
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

Date: August 13, 2001