Form 10-Q
period 2001-09-30
MODEM MEDIA INC
filed 2001-11-14
CIK 1024787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2001

                          Commission File No. 0-21935

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 25,822,173 shares of the Registrant's Common Stock, $.001 par value, outstanding as of October 31, 2001.

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000........   3

          Condensed Consolidated Statements of Operations for the three and nine months ended
            September 30, 2001 and 2000...............................................................   4

          Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2001 and 2000...............................................................   5

          Notes to Condensed Consolidated Financial Statements........................................   6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......  12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................  18

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings..........................................................................  19

   Item 6. Exhibits and Reports on Form 8-K...........................................................  19

          Signatures..................................................................................  20

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

  .  changes in government regulation, including regulation of privacy issues.

   In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, December 31,
                                                                                   2001          2000
                                                                               ------------- ------------
                                                                                (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents.................................................. $ 40,903,000  $ 35,564,000
   Short-term investments.....................................................       90,000       201,000
   Accounts receivable, net of bad debt reserve of $1,336,000 and $1,389,000,
     respectively.............................................................   15,197,000    25,289,000
   Unbilled revenues..........................................................    2,168,000     3,031,000
   Unbilled charges...........................................................      234,000       991,000
   Deferred income taxes......................................................    4,388,000     9,558,000
   Prepaid expenses and other current assets..................................    4,845,000     7,103,000
                                                                               ------------  ------------
       Total current assets...................................................   67,825,000    81,737,000
Noncurrent assets:
   Property and equipment, net of accumulated depreciation of $12,475,000
     and $9,644,000, respectively.............................................   17,473,000    22,066,000
   Goodwill, net of accumulated amortization of $12,134,000 and $9,744,000,
     respectively.............................................................   47,470,000    50,496,000
   Deferred income taxes......................................................    8,719,000            --
   Other assets...............................................................    6,052,000     7,206,000
                                                                               ------------  ------------
       Total noncurrent assets................................................   79,714,000    79,768,000
                                                                               ------------  ------------
       Total assets........................................................... $147,539,000  $161,505,000
                                                                               ============  ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................... $  6,955,000  $  5,745,000
   Pre-billed media...........................................................    8,234,000    12,043,000
   Advance billings...........................................................    1,657,000     2,368,000
   Deferred revenues..........................................................    2,219,000     4,392,000
   Deferred gain on sale of CentrPort preferred stock.........................    3,252,000     4,052,000
   Accrued expenses and other current liabilities.............................   18,280,000    21,692,000
                                                                               ------------  ------------
       Total current liabilities..............................................   40,597,000    50,292,000
Noncurrent liabilities:
   Capital lease obligations, less current portion............................      595,000       618,000
   Deferred income taxes......................................................           --     2,093,000
   Other liabilities..........................................................    8,046,000     4,231,000
Stockholders' equity:
   Common stock, $.001 par value--145,000,000 shares authorized,
     26,021,946 and 25,459,157 issued, respectively...........................       26,000        25,000
   Preferred stock, $.001 par value--5,000,000 shares authorized,
     none issued and outstanding..............................................           --            --
   Paid-in capital............................................................  190,762,000   189,127,000
   Accumulated deficit........................................................  (90,196,000)  (82,853,000)
   Treasury stock, 198,513 and 197,849 shares of common stock,
     respectively, at cost....................................................   (1,200,000)   (1,191,000)
   Accumulated other comprehensive income.....................................   (1,091,000)     (837,000)
                                                                               ------------  ------------
       Total stockholders' equity.............................................   98,301,000   104,271,000
                                                                               ------------  ------------
       Total liabilities and stockholders' equity............................. $147,539,000  $161,505,000
                                                                               ============  ============

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                             ------------------------  --------------------------
                                                2001         2000          2001          2000
                                             -----------  -----------  ------------  ------------
                                                    (unaudited)                (unaudited)
Revenues.................................... $23,068,000  $37,788,000  $ 82,569,000  $ 99,150,000
Cost of revenues............................  13,368,000   19,187,000    46,563,000    51,338,000
                                             -----------  -----------  ------------  ------------
Gross profit................................   9,700,000   18,601,000    36,006,000    47,812,000
Operating expenses:
   Sales and marketing......................     681,000    1,304,000     2,852,000     4,486,000
   General and administrative...............   7,112,000   14,177,000    26,037,000    38,352,000
   Restructuring and other charges, net.....   2,701,000           --    13,310,000       722,000
   Depreciation and amortization............   1,624,000    1,613,000     5,038,000     4,239,000
   Amortization of goodwill.................     853,000    4,136,000     2,560,000    11,274,000
                                             -----------  -----------  ------------  ------------
       Total operating expenses.............  12,971,000   21,230,000    49,797,000    59,073,000
                                             -----------  -----------  ------------  ------------
Operating loss..............................  (3,271,000)  (2,629,000)  (13,791,000)  (11,261,000)
Interest income, net........................     221,000      427,000       966,000     1,408,000
                                             -----------  -----------  ------------  ------------
Loss before income taxes....................  (3,050,000)  (2,202,000)  (12,825,000)   (9,853,000)
(Benefit) provision for income taxes........  (1,109,000)   1,593,000    (5,482,000)    2,664,000
                                             -----------  -----------  ------------  ------------
Net loss.................................... $(1,941,000) $(3,795,000) $ (7,343,000) $(12,517,000)
                                             ===========  ===========  ============  ============
Basic and diluted net loss per share........ $     (0.08) $     (0.15) $      (0.29) $      (0.52)
                                             ===========  ===========  ============  ============
Basic and diluted weighted-average number of
  common shares outstanding.................  25,790,000   24,652,000    25,655,000    24,266,000
                                             ===========  ===========  ============  ============

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             -------------------------
                                                                                2001          2000
                                                                             -----------  ------------
                                                                                    (unaudited)
Cash flows from operating activities:
 Net loss................................................................... $(7,343,000) $(12,517,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Non-cash restructuring and other charges, net..........................  10,616,000            --
     Depreciation and amortization..........................................   5,038,000     4,239,000
     Amortization of goodwill...............................................   2,560,000    11,274,000
     Impairment of goodwill.................................................     323,000            --
     Non-cash income taxes..................................................  (5,374,000)    2,567,000
     Bad debt expense.......................................................      84,000       833,000
     Other..................................................................     437,000       175,000
     Changes in assets and liabilities:
       Accounts receivable..................................................   9,848,000    (9,285,000)
       Unbilled revenues....................................................     870,000    (4,655,000)
       Unbilled charges.....................................................     750,000      (503,000)
       Prepaid expenses and other current assets............................   2,017,000    (1,575,000)
       Accounts payable, accrued expenses and other current liabilities.....  (3,694,000)    3,213,000
       Pre-billed media.....................................................  (3,805,000)      555,000
       Advance billings.....................................................    (703,000)    2,044,000
       Deferred revenues....................................................  (2,152,000)    1,048,000
       Other, net...........................................................  (1,299,000)       28,000
                                                                             -----------  ------------
        Net cash provided by (used in) operating activities.................   8,173,000    (2,559,000)
Cash flows from investing activities:
 Purchases of short-term investments........................................    (327,000)     (127,000)
 Maturities of short-term investments.......................................     291,000    16,859,000
 Purchases of property and equipment........................................  (2,730,000)  (11,199,000)
 Acquisitions, net of cash acquired.........................................          --   (11,162,000)
                                                                             -----------  ------------
        Net cash used in investing activities...............................  (2,766,000)   (5,629,000)
Cash flows from financing activities:
 Purchases of treasury stock................................................      (9,000)      (73,000)
 Principal payments made under capital lease obligations....................    (328,000)     (274,000)
 Exercises of stock options and issuances of stock under the employee stock
   purchase plan............................................................   1,316,000     5,129,000
 Repayment of debt..........................................................    (977,000)     (508,000)
 Other, net.................................................................          --       (15,000)
                                                                             -----------  ------------
        Net cash provided by financing activities...........................       2,000     4,259,000
Effect of exchange rates on cash and cash equivalents.......................     (70,000)      108,000
                                                                             -----------  ------------
Net increase (decrease) in cash and cash equivalents........................   5,339,000    (3,821,000)
Cash and cash equivalents, beginning of the period..........................  35,564,000    30,265,000
                                                                             -----------  ------------
Cash and cash equivalents, end of the period................................ $40,903,000  $ 26,444,000
                                                                             ===========  ============

           See notes to condensed consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media, Inc. (the "Company") is an interactive marketing strategy and services firm recognized for the innovation and effectiveness of its work in digital channels. The Company, whose success is rooted in the integration of customer-driven marketing strategies, award-winning creative solutions, and advanced marketing technologies, helps world class organizations realize greater value from their customers by increasing sales and reducing costs across their communications, selling and service activities. Headquartered in Norwalk, CT, the Company has offices in San Francisco, Toronto, London, Paris, Munich, Hong Kong and Sao Paulo.

   Basis of Presentation--The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with maturities greater than three months at the time of purchase are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. During management's review of the Company's available-for-sale securities, certain marketable equity securities, whose decline in fair market value was deemed to be other than temporary, were identified. In accordance with SFAS No. 115, the Company recognized a non-cash, pre-tax impairment charge of $400,000 during March 2001, which is included in "restructuring and other charges, net" in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001. The remaining short-term investments have been classified as available-for-sale securities and are carried at fair market value.

   Business Concentrations--The Company had revenues from one client representing 21.5% of consolidated revenues for the three months ended September 30, 2001, 7.4% of which was generated in North America, which consists of the Company's operations in the United States and Canada, and 92.6% of which was generated by the Company's International operations. Revenues from the same client represented 22.7% of consolidated revenues for the nine months ended September 30, 2001, 38.1% of which was generated in North America and 61.9% of which was generated by the Company's International operations. The Company also had revenues from two North American clients representing 13.1% and 10.0% of consolidated revenues for the three months ended September 30, 2001. Revenues from the same clients represented 10.2% and less than 10.0% of consolidated revenues for the nine months ended September 30, 2001. Additionally, the Company had four clients accounting for 15.9%, 15.1%, 14.6% and 12.2% of total gross accounts receivable as of September 30, 2001.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

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

   Recently Issued Accounting Pronouncements--In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. The statement is effective for fiscal years beginning after December 31, 2001. The Company does not expect that adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 by the Company beginning on January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its financial position and results of operations.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

2. Restructuring and Other Charges, Net

   In September 2001, the Company made the decision to consolidate its office in New York City with its headquarters in Norwalk, CT. In conjunction with such decision, the Company recorded a charge of approximately $2,514,000, of which approximately $1,360,000 represents the non-cash write-off of leasehold improvements, as well as certain supporting and other assets. The remainder of the charge represents management's estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances, estimated brokers' fees, facilities maintenance and other space-related costs.

   In September 2001, the Company commenced a series of reorganization actions. These actions included staff reductions of 50 employees, or approximately 7.0% of the Company's total employees, of which 46 were billable. As a result, the Company recorded a pre-tax charge of $682,000 during the three months ended September 30, 2001. Although all of the affected employees were notified of the actions prior to September 30, 2001, some did not terminate their employment with the Company until subsequent to such date. These actions were in addition to actions taken in the second quarter of 2001 to reduce expenses and align capacity across multiple offices. These second quarter actions included staff reductions of 79 employees, of which 72 were billable. As a result of these actions, the Company had previously recorded a pre-tax charge of $969,000 during the second quarter of 2001.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Due to adverse market conditions and lower revenues in the Company's Paris, France office, management's estimates of such office's future operating performance and cash flows have declined substantially. Based on these revised estimates, management no longer believes that the goodwill associated with such office is recoverable. As such, the Company recorded an impairment charge of $323,000 during the three months ended September 30, 2001 to write-off the unamortized balance of such goodwill.

   In June 2001, due to the significant and rapid deterioration in the San Francisco commercial real estate market, the Company increased its accrual for excess office space by $5,691,000. Such increase represents an adjustment to management's original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers' fees. As of September 30, 2001, the remaining accrual for excess office space in San Francisco is approximately $8,501,000.

   In July 2001, the Company cancelled its plans to move its Toronto operations to new office space due to the landlord's breach of the lease agreement. As a result, the Company recorded a charge of $1,101,000 to write-off certain leasehold improvements and other assets that no longer have future value to the Company.

   The above actions were in addition to a series of headcount reductions that occurred across the entire organization during the first quarter of 2001 and resulted in a decrease of approximately 10% of the Company's total employees. These actions included (a) a reduction in corporate staff, (b) the decision to close the Company's office in Tokyo, Japan, which ceased operations during the second quarter of 2001, and (c) the realignment of capacity across multiple offices. As a result of these actions, the Company recorded a pre-tax charge of $2,448,000 during the three months ended March 31, 2001. In September 2001, the Company reversed a $618,000 excess accrual related to the closure of the Company's Tokyo office and $200,000 related to a prior acquisition by the Company. In addition, the Company recorded a non-cash, pre-tax impairment charge of $400,000 during March 2001 related to a decline in the value of certain marketable securities that management considered to be other than temporary (see Note 1).

   The accruals established by the Company, and subsequent activities related thereto, may be summarized as follows:

                         Balance at                                                  Balance at
                         January 1,                          Non-Cash               September 30,
                            2001    Additions   Cash Uses      Uses        Other        2001
                         ---------- ---------- -----------  -----------  ---------  -------------
Excess facilities....... $4,383,000 $8,205,000 $(1,679,000) $(1,451,000) $ 197,000   $9,655,000
Closure of Tokyo office,
  including severance...         --  1,900,000    (683,000)    (599,000)  (618,000)          --
Other severance.........         --  2,199,000  (1,640,000)          --         --      559,000
Asset impairments.......         --  1,824,000          --   (1,735,000)        --       89,000
Other...................    200,000         --          --           --   (200,000)          --

3. CentrPort, Inc.

   CentrPort Commitment--In conjunction with the financing of, and sale of a portion of the Company's ownership in, CentrPort, Inc. ("CentrPort"), formerly a majority-owned subsidiary, the Company designated CentrPort as a preferred vendor and committed to resell at least $5,000,000 of CentrPort's products and services during 2001. If this commitment is not met, the Company must remit the value of the shortfall to CentrPort in either CentrPort common stock from the Company's holdings or cash, at its election. Through September 30, 2001, the Company had sales orders for $2,128,000 in CentrPort products and services applicable to this commitment. It is not likely that the commitment will be met, however, the extent of the shortfall is not currently determinable. The Company has deferred a gain of $3,252,000 from the sale of CentrPort stock until its obligations under this commitment are met.

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

   CentrPort Lease Guarantees--The Company is guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of September 30, 2001, the aggregate remaining base rent and operating expenses due under this lease is approximately $6,675,000, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has contractually committed to the Company that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company's release from its guaranty prior to that time, if possible. The Company was previously a guarantor for CentrPort's lease of certain network storage server equipment from a third party vendor. In June 2001, the lessor discharged the Company's guaranty under this lease.

4. Change in Control of True North Communications Inc.

   In June 2001, The Interpublic Group of Companies, Inc. ("Interpublic") completed its acquisition of True North Communications Inc., the Company's former parent and holder of approximately 43% of the Company's outstanding common stock. Management has concluded that the Company has undergone an ownership change as a result of this transaction, as defined by Section 382 of the Internal Revenue Code, and estimates that its net operating loss carryforwards generated prior to the ownership change are subject to an annual limitation of approximately $4,500,000.

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

   Stock Option Exchange Offers--In October 2001, the Company completed a voluntary stock option offer for its eligible employees, which commenced in September 2001. Participating employees had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which Company canceled the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock as of the new grant date, which is currently expected to occur during the first half of 2002. As a result of this program, 75,800 options were cancelled.

   In May 2001, the Company completed a voluntary stock option exchange offer for its eligible employees and directors. Participating employees and directors had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which Company canceled the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock as of the new grant date, which is currently expected to occur during the fourth quarter of this year. As a result of this program, 2,475,001 options were cancelled.

6. Legal Proceedings

   Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming the Company, certain of its officers (G.M. O'Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert Allen, Board member and former President), and certain underwriters of the Company's initial public offering (FleetBoston Robertson Stephens, Inc., Bear Stearns, Inc. and Nationsbanc Montgomery Securities) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements, including commission and stock stabilization practices, in the offering's registration statement. The Company and the officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and two of the complaints include a claim against the Company and the officers and directors under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 180 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. The Company believes that it has meritorious defenses to these securities lawsuits and it intends to defend these actions vigorously. However, due to the inherent uncertainties of securities class action litigation, management cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of this litigation could have a material adverse impact on the Company's business, financial condition and results of operations.

   In August 2001, Modem Media Canada, Inc. ("MM Canada"), a subsidiary of the Company, brought suit against Citi Core Properties, Ltd. ("Landlord") in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which MM Canada was to move (the "Space"). MM Canada is claiming approximately $1,200,000 in damages. The Landlord has counter-sued the Company, MM Canada and certain of their officers and directors for breach of lease and is seeking damages in the amount of approximately $16,000,000. Management believes that the Company has meritorious defenses to these lawsuits and intends to defend these actions vigorously. Management believes that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and results of operations.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

7. Comprehensive Income

   The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments and available-for-sale securities, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to investments in international subsidiaries whose earnings are not expected to be distributed for the foreseeable future. Total comprehensive loss for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                         ------------------------  -------------------------
                                            2001         2000         2001          2000
                                         -----------  -----------  -----------  ------------
Net loss................................ $(1,941,000) $(3,795,000) $(7,343,000) $(12,517,000)
Foreign currency translation adjustments     200,000     (575,000)    (418,000)   (1,114,000)
Available-for-sale securities...........          --           --      164,000            --
                                         -----------  -----------  -----------  ------------
   Total comprehensive loss............. $(1,741,000) $(4,370,000) $(7,597,000) $(13,631,000)
                                         ===========  ===========  ===========  ============

8. Geographic Information

   Information about the Company's operations in different geographic regions, the presentation of which reflects changes in information that is now being made available to the Company's chief operating decision maker, is as follows:

                                                        North
                                                       America    International  Corporate       Total
                                                     -----------  ------------- ------------  -----------
Three months ended September 30, 2001
Revenues............................................ $15,578,000   $ 7,490,000  $         --  $23,068,000
Earnings (loss) before interest, taxes, depreciation
  and amortization..................................     926,000       452,000    (2,172,000)    (794,000)
Loss before income taxes............................    (494,000)      (22,000)   (2,534,000)  (3,050,000)
Net loss............................................    (207,000)      (29,000)   (1,705,000)  (1,941,000)

Three months ended September 30, 2000
Revenues............................................ $31,694,000   $ 6,094,000  $         --  $37,788,000
Earnings (loss) before interest, taxes, depreciation
  and amortization..................................   8,832,000    (1,267,000)   (4,445,000)   3,120,000
Income (loss) before income taxes...................   4,310,000    (1,842,000)   (4,670,000)  (2,202,000)
Net income (loss)...................................   1,036,000    (1,871,000)   (2,960,000)  (3,795,000)

Nine months ended September 30, 2001
Revenues............................................ $59,038,000   $23,531,000  $         --  $82,569,000
Earnings (loss) before interest, taxes, depreciation
  and amortization..................................   6,093,000    (3,075,000)   (9,211,000)  (6,193,000)
Income (loss) before income taxes...................   1,910,000    (4,641,000)  (10,094,000) (12,825,000)
Net income (loss)...................................      22,000    (4,654,000)   (2,711,000)  (7,343,000)

Nine months ended September 30, 2000
Revenues............................................ $83,298,000   $15,852,000  $         --  $99,150,000
Earnings (loss) before interest, taxes, depreciation
  and amortization..................................  22,491,000    (3,627,000)  (14,612,000)   4,252,000
Income (loss) before income taxes...................  10,532,000    (5,209,000)  (15,176,000)  (9,853,000)
Net income (loss)...................................   2,163,000    (5,238,000)   (9,442,000) (12,517,000)

9. Subsequent Events

   Severance--In October 2001, the Company reduced its staff at its Norwalk headquarters. As a result, the Company recorded a pre-tax charge of approximately $800,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We are an interactive marketing strategy and services firm recognized for the innovation and effectiveness of our work in digital channels. Our success is rooted in the integration of customer-driven marketing strategies, award-winning creative solutions, and advanced marketing technologies, as we help world class organizations realize greater value from their customers by increasing sales and reducing costs across their communications, selling and service activities. We leverage our experience in marketing and business strategy, creative design, and technology to deliver an integrated service offering that includes the following:

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

   Our results of operations and our business depend on relationships with a limited number of large clients with which we generally do not have long-term contracts. Our clients typically hire us one project at a time and generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot assure you that a client will engage us for further services. As a result, a client that generates substantial revenues for us in one period may not be a substantial source of revenues in a subsequent period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our financial performance. We had revenues from three clients that represented 21.5%, 13.1% and 10.0% of our consolidated revenues during the three months ended September 30, 2001, and two clients that represented 22.7% and 10.2% of our consolidated revenues during the nine months ended September 30, 2001. Our top five and ten clients accounted for approximately 60.4% and 84.4% of our consolidated revenues during the three months ended September 30, 2001, respectively, and 55.9% and 80.0% of our consolidated revenues during the nine months ended September 30, 2001, respectively.

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

   We have experienced operating or net losses in twelve of the fifteen quarters from January 1, 1998 through September 30, 2001. At times, we have experienced significant revenue growth both in North America, which consists of our operations in the U.S. and Canada, and our International locations. During the first nine months of 2001, 71.5% of our revenues were generated in North America and 28.5% were generated by our International operations. We expect continued weakness in the global economy, which will cause both North American and International revenues to remain soft. International margins will continue to be lower than North American margins due to lower billing and utilization rates and higher benefit, occupancy and infrastructure costs.

   As a result of a variety of factors, we recorded a number of real estate-related charges during the three and nine months ended September 30, 2001. In September 2001, we made the decision to consolidate our office in New York City with our headquarters in Norwalk, CT. In conjunction with such decision, we recorded a charge of approximately $2.5 million, of which approximately $1.4 million represents the non-cash write-off of leasehold improvements, as well as certain supporting and other assets. The remainder of the charge represents management's estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances, estimated brokers' fees, facilities maintenance and other space-related costs. In addition, during the second quarter of 2001, we increased our accrual for excess facilities related to our office in San Francisco by $5.7 million due to the significant and rapid deterioration in the San Francisco commercial real estate market. Such increase represents an adjustment to our original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers' fees. We also cancelled our plans to move our Toronto operations to new office space during 2001 due to the landlord's breach of the lease agreement. As a result, we recorded a charge of $1.1 million to write-off certain leasehold improvements and other assets that no longer had future value to us.

   In addition to the charges above, we recorded a number of other charges during the three and nine months ended September 30, 2001. In September 2001, we commenced a series of reorganization actions. These actions included staff reductions of 50 employees, or approximately 7.0% of our total employees, of which 46 were billable. As a result, we recorded a pre-tax charge of $0.7 million during the third quarter of 2001. Although all of the affected employees were notified of the actions prior to September 30, 2001, some did not terminate their employment with us until subsequent to such date. Furthermore, during the second quarter of 2001, we announced the completion of a series of organizational changes and expense reduction actions. These second quarter actions included staff reductions of 79 employees, of which 72 were billable. As a result, we recorded a pre-tax charge of $1.0 million during the three months ended June 30, 2001. Such reductions were in addition to a series of headcount reductions that occurred across the entire organization during the first quarter of 2001 and resulted in a decrease of approximately 10% of our total workforce. These actions included (a) a reduction in corporate staff, (b) the decision to close our office in Tokyo, Japan, which ceased operations during the second quarter of 2001, and (c) the realignment of capacity across multiple offices. As a result of these actions, we recorded an aggregate pre-tax charge of $2.4 million during the three months ended March 31, 2001. In September 2001, we reversed $0.6 million in an excess accrual related to the closure of our Tokyo office, as well as $0.2 million related to a prior acquisition by us.

   In addition, due to adverse market conditions and lower revenues in our Paris, France office, our estimates of such office's future operating performance and cash flows have declined substantially. Based on our revised estimates, we no longer believe that the goodwill associated with such office is recoverable. As such, we recorded an impairment charge of $0.3 million during the three months ended September 30, 2001 to write-off the unamortized balance of such goodwill.

   Also, in March 2001, we recorded a non-cash, pre-tax impairment charge of $0.4 million related to an other than temporary decline in the value of certain marketable securities.

   The accruals established by us in connection with the charges discussed above, and subsequent activities related thereto, may be summarized as follows:

                         Balance at                                           Balance at
                         January 1,                                          September 30,
                            2001    Additions Cash Uses Non-Cash Uses Other      2001
                         ---------- --------- --------- ------------- -----  -------------
                                                   (in millions)
Excess facilities.......    $4.4      $8.2      $(1.7)      $(1.5)    $ 0.2      $9.6
Closure of Tokyo office,
  including severance...      --       1.9       (0.7)       (0.6)     (0.6)       --
Other severance.........      --       2.2       (1.6)         --        --       0.6
Asset impairments.......      --       1.8         --        (1.7)       --       0.1
Other...................     0.2        --         --          --      (0.2)       --

   We will continue to examine all aspects of our resource base, including our geographic coverage, in light of our reduced revenues. If business conditions do not improve, we may need to recognize additional charges for excess space, office closures and other restructuring actions.

   In conjunction with the financing of, and sale of a portion of our ownership in, CentrPort, Inc. ("CentrPort"), formerly our majority-owned subsidiary, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001. If this commitment is not met, we must remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings or cash, at our election. Through September 30, 2001, we had sales orders for approximately $2.1 million in CentrPort products and services applicable to this commitment. It is not likely that we will meet the commitment, however, the extent of the shortfall is not currently determinable. We have deferred a gain of $3.3 million from the sale of CentrPort stock until our obligations under this commitment are met.

Results of Operations--Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Revenues. Revenues decreased by $14.7 million, or 39.0%, to $23.1 million for the three months ended September 30, 2001 from $37.8 million for the three months ended September 30, 2000. Revenues decreased primarily as a result of a decrease in billed hours for both our North America and International operations, as well as a decrease in our overall average bill rate.

   Cost of Revenues and Gross Profit. Cost of revenues decreased by $5.8 million, or 30.3%, to $13.4 million for the three months ended September 30, 2001 from $19.2 million for the three months ended September 30, 2000. Gross margin declined to 42.0% of consolidated revenues for the third quarter of 2001 from 49.2% for the third quarter of 2000. This decline was primarily due to lower North American margins, driven by a decrease in billed hours and average bill rate, offset in part by slightly improved International margins. The improvement in International margins was primarily the result of an increase in average bill rate partially offset by a decrease in billed hours.

   Sales and Marketing. Sales and marketing decreased by $0.6 million, or 47.8%, to $0.7 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. Sales and marketing represented 3.0% and 3.5% of consolidated revenues during the three months ended September 30, 2001 and 2000, respectively. The dollar and percentage decreases in sales and marketing were the result of expense reduction actions taken by management during the first nine months of 2001 and the fourth quarter of 2000, offset in part by a decrease in revenues.

   General and Administrative. General and administrative decreased by $7.1 million, or 49.8%, to $7.1 million for the three months ended September 30, 2001 from $14.2 million for the three months ended September 30, 2000. General and administrative represented 30.8% and 37.5% of consolidated revenues during the three months ended September 30, 2001 and 2000, respectively. The dollar and percentage decreases in general and administrative were primarily the result of expense reduction actions taken during the first nine months of 2001 and the fourth quarter of 2000, offset in part by a decrease in revenues.

   Restructuring and Other Charges, Net. Restructuring and other charges, net, of $2.7 million during the three months ended September 30, 2001 represent costs incurred in connection with (a) the consolidation of our New York City office into our Norwalk, CT headquarters, which resulted in a charge of $2.5 million, (b) the commencement of reorganization actions across multiple offices, which resulted in a charge of $0.7 million, and (c) the write-off of goodwill related to our office in Paris, France, which resulted in a charge of $0.3 million. These costs were offset in part by the reversal of $0.8 million in an excess accrual related to the closure of our office in Japan and a prior acquisition by us.

   Depreciation and Amortization. Depreciation and amortization was $1.6 million for the three months ended September 30, 2001 and 2000. Depreciation and amortization represented 7.0% and 4.3% of consolidated revenues for three months ended September 30, 2001 and 2000, respectively. The increase in depreciation and amortization as a percentage of revenues was primarily the result of a decrease in revenues.

   Amortization of Goodwill. Amortization of goodwill decreased by $3.3 million, or 79.4%, to $0.9 million for the three months ended September 30, 2001 from $4.1 million for the three months ended September 30, 2000. This decrease is a result of write-offs for the impairment of goodwill related to our acquisitions of Vivid Holdings, Inc., Vivid Publishing, Inc. and our office in Tokyo, Japan, which were recognized during the fourth quarter of 2000. At various times during the three months ended September 30, 2001, our market capitalization fell below our net book value. Based on the current facts and circumstances, as well as our estimates of future profitability and undiscounted future cash flows, we believe that our existing goodwill is not currently impaired. Should such estimates change, our goodwill could be deemed to be impaired. Furthermore, in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to June 30, 2001 will be accounted for under SFAS No. 142 beginning on January 1, 2002.

   Interest Income, Net. Interest income, net decreased by $0.2 million, or 48.2%, to $0.2 million during the three months ended September 30, 2001 from $0.4 million during the three months ended September 30, 2000 due to lower interest rates on cash, cash equivalents and short-term investment balances, as well as increased interest expense during 2001. Interest expense increased primarily due to the recognition of non-cash interest associated with our accrual for excess office space (see Note 2 of Notes to Condensed Consolidated Financial Statements) and a note payable related to our purchase of CentrPort common stock from a minority interest holder during 2000.

   Income Taxes. We had a benefit for income taxes of $1.1 million on a pre-tax loss of $3.1 million for the three months ended September 30, 2001, compared to a provision for income taxes of $1.6 million on a pre-tax loss of $2.2 million for the three months ended September 30, 2000. The effective income tax benefit rate for the three months ended September 30, 2001 was 36.4% compared to an effective income tax rate of 72.3% for the three months ended September 30, 2000. The effective tax rates differ from the federal statutory rate primarily due to the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits.

Results of Operations--Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Revenues. Revenues decreased by $16.6 million, or 16.7%, to $82.6 million for the nine months ended September 30, 2001 from $99.2 million for the nine months ended September 30, 2000. Revenues decreased primarily as a result of a decrease in billed hours for our North American operations, offset by a slight increase in billed hours for our International operations.

   Cost of Revenues and Gross Profit. Cost of revenues decreased by $4.8 million, or 9.3%, to $46.6 million for the nine months ended September 30, 2001 from $51.3 million for the nine months ended September 30,

2000. Gross margin declined to 43.6% of consolidated revenues for the first nine months of 2001 from 48.2% for the first nine months of 2000. This decline was primarily due to a decrease in billed hours for our North American operations, offset by a slight increase in billed hours for our International operations.

   Sales and Marketing. Sales and marketing decreased by $1.6 million, or 36.4%, to $2.9 million for the nine months ended September 30, 2001 from $4.5 million for the nine months ended September 30, 2000. Sales and marketing represented 3.5% and 4.5% of consolidated revenues during the nine months ended September 30, 2001 and 2000, respectively. The dollar and percentage decreases in sales and marketing were the result of expense reduction actions taken by management during the first nine months of 2001 and the fourth quarter of 2000, offset in part by a decrease in revenues.

   General and Administrative. General and administrative decreased by $12.3 million, or 32.1%, to $26.0 million for the nine months ended September 30, 2001 from $38.4 million for the nine months ended September 30, 2000. General and administrative represented 31.5% and 38.7% of consolidated revenues for the first nine months of 2001 and 2000, respectively. The dollar and percentage decreases in general and administrative were primarily the result of expense reduction actions taken during the first nine months of 2001 and the fourth quarter of 2000, offset in part by a decrease in revenues.

   Restructuring and Other Charges, Net. Restructuring and other charges, net, of $13.3 million during the nine months ended September 30, 2001 represent costs incurred in connection with (a) the consolidation of our New York City office into our Norwalk, CT headquarters, which resulted in a charge of $2.5 million, (b) the reduction of corporate headcount and reorganization of capacity across multiple offices, which resulted in a charge of $2.2 million,
(c) the write-off of goodwill related to our office in Paris, France, which resulted in a charge of $0.3 million, (d) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in our accrual for excess space of $5.7 million, (e) the decision to close our office in Tokyo, Japan, which ceased operations during the second quarter of 2001 and for which an accrual of approximately $1.9 million was established,
(f) the cancellation of our move to new office space in Toronto resulting in the write-off of $1.1 million in space-related assets, and (g) the other than temporary decline in the value of certain marketable securities, which resulted in a write-off of $0.4 million. These costs were offset in part by the reversal of $0.8 million in an excess accrual related to the closure of our office in Japan and a prior acquisition by us. The prior year amount represents the write-off of offering-related costs from our cancelled secondary offering of our common stock.

   Depreciation and Amortization. Depreciation and amortization increased by $0.8 million, or 18.8%, to $5.0 million for the nine months ended September 30, 2001 from $4.2 million for the nine months ended September 30, 2000. Depreciation and amortization represented 6.1% and 4.3% of consolidated revenues for the first nine months of 2001 and 2000, respectively. The dollar and percentage increases in depreciation and amortization were primarily the result of the effects of office expansion and increased capital expenditures in 2000, and, to a lesser extent, capital expenditures in 2001.

   Amortization of Goodwill. Amortization of goodwill decreased by $8.7 million, or 77.3%, to $2.6 million for the nine months ended September 30, 2001 from $11.3 million for the nine months ended September 30, 2000. This decrease is a result of write-offs for the impairment of goodwill related to our acquisitions of Vivid Holdings, Inc., Vivid Publishing, Inc. and our office in Tokyo, Japan, which were recognized during the fourth quarter of 2000. At various times during the nine months ended September 30, 2001, our market capitalization fell below our net book value. Based on the current facts and circumstances, as well as our estimates of future profitability and undiscounted future cash flows, we believe that our existing goodwill is not currently impaired. Should such estimates change, our goodwill could be deemed to be impaired. Furthermore, in July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to June 30, 2001 will be accounted for under SFAS No. 142 beginning on January 1, 2002.

   Interest Income, Net. Interest income, net decreased by $0.4 million, or 31.4%, to $1.0 million during the nine months ended September 30, 2001 from $1.4 million during the nine months ended September 30, 2000 due to lower interest rates on cash, cash equivalents and short-term investment balances, as well as increased interest expense during 2001. Interest expense increased primarily due to the recognition of non-cash interest associated with our accrual for excess office space (see Note 2 of Notes to Condensed Consolidated Financial Statements) and a note payable related to our purchase of CentrPort common stock from a minority interest holder during 2000.

   Income Taxes. We had a benefit for income taxes of $5.5 million on a pre-tax loss of $12.8 million for the nine months ended September 30, 2001, compared to a provision for income taxes of $2.7 million on a pre-tax loss of $9.9 million for the nine months ended September 30, 2000. The effective income tax benefit rate was 42.7% for the nine months ended September 30, 2001 compared to an effective income tax rate of 27.0% for the nine months ended September 30, 2000. The effective tax rates differ from the federal statutory rate primarily due to the effect of a $3.8 million domestic tax benefit generated by the write-off of our investment in Tokyo in 2001, as well as the effect of non-deductible goodwill amortization and losses of certain foreign subsidiaries on which we did not recognize tax benefits in both periods.

Liquidity and Capital Resources

   Historically, we have financed our operations from funds generated from operations and proceeds from our initial public offering.

   Net cash provided by (used in) operating activities was $8.2 million and $(2.6) million for the nine months ended September 30, 2001 and 2000, respectively.

   Net cash used in investing activities was $2.8 million and $5.6 million for the nine months ended September 30, 2001 and 2000, respectively. Investing activities reflect our purchases of property and equipment, as well as purchases and maturities of short-term investments, in 2001 and 2000. Investing activities also include our acquisitions in 2000.

   Net cash provided by financing activities was negligible for the nine months ended September 30, 2001 and $4.3 million for the nine months ended September 30, 2000. The sources of cash flows from financing activities in 2001 and 2000 were proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan, offset in part by payments in connection with our financing obligations and purchases of treasury stock.

   Our short-term commitments include net media payments of $4.4 million, payments under notes payable of $1.0 million, operating lease payments over the next twelve months aggregating approximately $8.2 million and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our personnel and infrastructure to accommodate future growth, if any, as well as the rate at which we choose to invest in new technologies. Although we have ongoing needs for capital, including working capital for operations, project development costs and capital expenditures to maintain our operations, such needs were substantially reduced during fiscal 2001 as compared to 2000, and will remain at current levels for the next several quarters. We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months.

   We are the guarantor for CentrPort's obligations under its lease for office space, which expires on June 30, 2010, subject to renewal. As of September 30, 2001, the aggregate remaining base rent and operating expenses due under this lease is approximately $6.7 million, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has contractually committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. We were previously a guarantor for CentrPort's lease of certain network storage server equipment from a third party vendor. In June 2001, the lessor discharged our guaranty under this lease.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. The statement is effective for fiscal years beginning after December 31, 2001. We do not expect that adoption of SFAS No. 144 will have a material effect on our financial position or results operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 beginning on January 1, 2002. We are currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on our financial position and results of operations.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective for fiscal years beginning after June 15, 2002. We do not expect that adoption of SFAS No. 143 will have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our consolidated financial statements are denominated in U.S. dollars. We derived approximately 36.7% and 32.0% of our revenues from operations outside of the United States during the three and nine months ended September 30, 2001, respectively. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound, German Deutsch Mark and Japanese Yen, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact our operating performance. During the three months ended September 30, 2001, foreign currency fluctuations contributed $0.01 per share to our bottom line, primarily as a result of fluctuations in the Japanese Yen. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2001 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will, from time-to-time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Modem Media, Inc., certain of its officers (G.M. O'Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert Allen, Board member and former President), and certain underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., Bear Stearns, Inc. and Nationsbanc Montgomery Securities) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements, including commission and stock stabilization practices, in the offering's registration statement. We and the officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and two of the complaints include a claim against us and the officers and directors under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 180 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. We believe that we have meritorious defenses to these securities lawsuits and we intend to defend these actions vigorously. However, due to the inherent uncertainties of securities class action litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

   In August 2001, our subsidiary, Modem Media Canada, Inc. ("MM Canada"), brought suit against Citi Core Properties, Ltd. ("Landlord") in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which MM Canada was to move (the "Space"). MM Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued us, MM Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. We believe that we have meritorious defenses to these lawsuits and we intend to defend these actions vigorously. We believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      None

   (b) Reports on Form 8-K

   On September 17, 2001, we filed a Form 8-K reporting in Item 5 the commencement of a voluntary stock option exchange offer for our eligible employees. Under the terms of the offer, participating employees had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which we canceled the old options. The exercise price of these new options will be set at the fair market value of our common stock as of the new grant date.

   On October 5, 2001, we filed a Form 8-K reporting in Item 5 the appointment of Larry Weber and Bruce Nelson to our Board of Directors effective immediately. Mssrs. Weber and Nelson were appointed upon the resignation of Donald M. Elliman and Donald L. Seeley.

   On November 6, 2001, we filed a Form 8-K reporting in Item 5 a number of organizational changes, which were effective immediately.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MODEM MEDIA, INC.

                               By:            /S/ MARC C. PARTICELLI
                                   ---------------------------------------------
                                                Marc C. Particelli
                                       Chief Executive Officer and Director
                                           (Principal Executive Officer)

                               By:         /S/ FRANK J. CONNOLLY, JR.
                                   ---------------------------------------------
                                              Frank J. Connolly, Jr.
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: November 14, 2001