Form 10-K
period 2001-12-31
MODEM MEDIA INC
filed 2002-03-28
CIK 1024787

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                          Commission File No. 0-21935

                               -----------------

                               Modem Media, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 06-1464807
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Company's Common Stock held by non-affiliates as of March 15, 2002, computed by reference to the closing price of such stock on such date, was $51.0 million.

   There were 25,871,296 shares of the Registrant's Common Stock, $.001 par value, outstanding as of March 15, 2002.

                     Documents Incorporated by Reference:

   The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

================================================================================

                               MODEM MEDIA, INC.

                              REPORT ON FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

Item  Description                                                                           Page
----  -----------                                                                           ----

      Special Note on Forward-Looking Statements and Risk Factors..........................   2

                                            PART I
 1    Business.............................................................................   3
 2    Properties...........................................................................   8
 3    Legal Proceedings....................................................................   8
 4    Submission of Matters to a Vote of Security Holders..................................   8
      Executive Officers...................................................................   9

                                            PART II
 5    Market for Registrant's Common Equity and Related Stockholder Matters................  11
 6    Selected Financial Data..............................................................  12
 7    Management's Discussion and Analysis of Financial Condition and Results of Operations  13
 7A   Quantitative and Qualitative Disclosures About Market Risk...........................  23
 8    Financial Statements and Supplementary Data..........................................  24
 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  55

                                           PART III
10    Directors and Executive Officers of the Registrant...................................  56
11    Executive Compensation...............................................................  56
12    Security Ownership of Certain Beneficial Owners and Management.......................  56
13    Certain Relationships and Related Transactions.......................................  56

                                            PART IV
14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  57
      Signatures...........................................................................  61

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

  .   the devotion of resources to new business development;

  .   spending levels and budget constraints of our clients;

  .   our dependence on a limited number of clients;

  .   variability of our operating results;

  .   our ability to accurately estimate costs in fixed-fee engagements;

  .   our ability to attract and retain qualified professionals;

  . the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor;

  .   our ability to sub-lease our unoccupied office space;

  . the ability of our sub-tenant to continue to meets its obligations under our sub-lease agreement for our New York City office space;

  .   the cost and timing of the restructuring of our Paris, France office;

  . our need and ability to manage the level of our staff and capacity in the future;

  .   our dependence on key management staff;

  . exclusivity arrangements with clients that may limit our ability to provide services to others;

  .   our ability to integrate acquired companies, if any;

  .   the timing and amount of our capital expenditures;

  .   the timing of collections from our clients;

  .   our ability to manage future growth, if any;

  .   our ability to respond to rapid technological change;

  .   our dependence on the future growth of the Internet;

  .   the long-term effects of the North American and international recession;

  .   changes in government regulation, including regulation of privacy issues;
      and

  .   the effect of recent terrorist activities and resulting military actions.

   In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

                                    PART I

ITEM 1.  BUSINESS

Overview

   Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to many of the world's leading companies, including Delta Air Lines, General Electric, General Motors, IBM, Kodak, Kraft, Michelin and Royal Philips Electronics. We use digital marketing and technologies to help these and other clients realize greater value from their most vital asset--their customers. We approach this goal through the following business basics:

  . We add profitable new customers for our clients, through brand awareness, demand generation, lead generation and customer acquisition initiatives;

  . We increase our clients' sales from current customers, through loyalty, retention, cross-sell and up-sell initiatives and through digital services and experiences that expand the breadth, depth and lifetime value of customer relationships; and

  . We improve our clients' marketing productivity, by migrating high cost sales, service and communication activities on-line and optimizing the cost and impact of activities that are already executed on-line.

   We leverage our experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of our client companies. We tailor solutions across integrated service offerings that include:

   Marketing Insights, Strategy and Planning

      We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our clients' customers: understanding their needs and preferences, assessing their value to the client's business, prioritizing customer segments, and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology master planning and media partnership strategy.

   Marketing Platform Design and Development

      We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include websites and wireless applications, intranets and extranets, that support our clients needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design including user interface and experience design, information architecture, application development, content management and personalization systems and marketing automation tools.

   Marketing Program Design and Execution

      We conceive, create and distribute the marketing programs that turn our clients' prospects into customers. We test, track and optimize digital experiences to achieve each client's marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas and rigorous data analysis. Our marketing programs teams bring expertise in creative design and execution, marketing plan development, media services, database marketing and database management and analysis.

   Headquartered in Norwalk, Connecticut, we also maintain offices in San Francisco, Toronto, London, Munich, Hong Kong and Sao Paulo.

Recent Developments

Acquisitions and Other

   In June 2001, The Interpublic Group of Companies, Inc. ("IPG") completed its acquisition of True North Communications, Inc. ("True North"), holder of 42.9 % of our outstanding common stock. We have concluded that there was an ownership change as a result of this transaction, as defined by Section 382 of the Internal Revenue Code, and we estimate that our U.S. Federal net operating loss carryforward generated prior to this ownership change is subject to an annual limitation of approximately $4.5 million.

   In March 2000, we purchased 100% of the outstanding capital stock of our affiliate in Sao Paulo, Brazil from True North for $135,000 in cash.

   In February 2000, we acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc., (collectively hereinafter referred to as "Vivid") for $63.6 million. Vivid was a professional services company with approximately 100 employees that provided Internet engineering and information architecture services primarily to Internet start-ups. As a result of the economic uncertainties surrounding Internet start-ups and the financial and operational performance of Vivid, we concluded that the goodwill associated with the Vivid acquisition was impaired, resulting in the write-off of the unamortized balance of $52.8 million at December 31, 2000.

   In February 2000, we acquired substantially all of the assets of Eurokapi Multimedia S.A., a builder and marketer of e-businesses in Paris, France, for $450,000 in cash. Due to adverse market conditions and lower revenues in our Paris office, our estimates of future operating performance and cash flows declined substantially. As a result, we have decided to restructure our operations in Paris and wrote-off the unamortized balance of the goodwill of $323,000 in the third quarter of 2001 and recorded a restructuring charge of $1.2 million in the fourth quarter of 2001. We expect this restructuring to be completed during the second quarter of 2002.

   In October 1999, we acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH, a developer of interactive business solutions in Munich, Germany, for $5.4 million, which was comprised of $3.0 million in cash and $2.4 million of our common stock. If the market for our services in Germany continues to decline, the remaining goodwill of $3.4 million, at December 31, 2001, may become impaired during 2002.

   In June 1999, we acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for $1.4 million in cash. Due to adverse changes in market conditions and client relationships, we concluded that the goodwill associated with this acquisition was impaired, resulting in a write-off of the unamortized balance of $1.5 million in the fourth quarter of 2000. In March 2001, we ceased operations and closed our office in Tokyo, Japan.

   True North formed us in October 1996 to acquire Modem Media Advertising Limited Partnership (the "Modem Partnership") and to combine it with True North's digital interactive marketing operations, including Northern Lights Interactive. Effective October 1, 1998, we acquired the strategic interactive marketing operations of Poppe Tyson, Inc. (the "Poppe Tyson Strategic Interactive Marketing Operations"), from True North in exchange for our non-strategic digital interactive marketing operations and an aggregate of 1,619,028 shares of our common stock. In conjunction with this transaction, True North forgave $5.8 million of intercompany borrowings and transferred $1.6 million of fixed assets to us.

   The Modem Partnership was founded in 1987. Poppe Tyson, Inc. ("Poppe Tyson") was formed in December 1985 and provided interactive marketing services to North American and international clients since 1988. Poppe Tyson became a True North subsidiary in December 1997 when True North acquired Poppe Tyson's parent company, Bozell, Jacob, Kenyon and Eckhardt, Inc.

Restructuring

   Starting in the fourth quarter of 2000 and continuing through 2001, we implemented various restructuring plans focusing on improving our organizational effectiveness and profitability through the reduction of costs as a result of the economic downturn and decreasing demand for our services from our clients. These activities included (a) the closure of our Tokyo, Japan office, (b) the closure of our New York City office and consolidation of its operations into our office in Norwalk, Connecticut, (c) the decision made in the fourth quarter of 2001 to restructure our operations, in Paris, France, which is expected to be completed in the second quarter of 2002, (d) the reduction of our San Francisco office space, (e) the cancellation of our move of our Toronto operations to a new, larger location as a result of the breach of our lease by our landlord, and (f) the reduction of corporate staff and reorganization of capacity across multiple offices. As a result of these office closures, restructuring, staff cut-backs and attrition, our capacity, or full-time equivalents (defined as employees plus temporary staff), has been reduced by 49%, from 1,036 full-time equivalents at September 30, 2000 to 525 full-time equivalents at February 28, 2002 (see Note 5 of "Notes to Consolidated Financial Statements").

CentrPort Transactions and Investment

   We and certain employees formed CentrPort LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc. ("CentrPort"), a Delaware corporation. Immediately after this reorganization, we sold a portion of our ownership in CentrPort, formerly our majority-owned subsidiary. A consortium of third party investors (the "CentrPort Investors") purchased 8,332,000 shares of preferred stock of CentrPort from us ("CentrPort Preferred Stock Sale") in exchange for $2.5 million in cash and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, we received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort ("CentrPort Warrant").

   Concurrent with the CentrPort Preferred Stock Sale, the CentrPort Investors agreed to invest up to $22.0 million directly into CentrPort. At the closing of the transaction, $16.5 million was paid by the CentrPort Investors to CentrPort in exchange for 36,660,800 shares of newly issued CentrPort preferred stock. Subject to CentrPort's securing certain revenue commitments by April 1, 2001, an additional payment of $5.5 million ("Contingent Payment") would be due from the CentrPort Investors to CentrPort in December 2001. CentrPort did not secure these certain commitments and as such the Contingent Payment was not made by the CentrPort Investors to CentrPort.

   In addition, concurrent with the CentrPort Preferred Stock Sale, we purchased 1,842,657 shares of CentrPort common stock from certain minority CentrPort stockholders in exchange for approximately $1.9 million of our common stock, or 315,858 shares (the "Founders' Stock Transaction"). In connection with the Founders' Stock Transaction, we recorded a charge to equity of approximately $1.4 million based on the excess of the value paid for the founders' stock and its estimated fair value on the date we acquired the stock.

   The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort, and the Founders' Stock Transaction are hereinafter collectively referred to as the "CentrPort Transactions." As a result of the CentrPort Transactions, our ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%. Through the date of the CentrPort Transactions, we consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that we were CentrPort's sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, we have accounted for our investment in CentrPort under the cost method.

   In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of approximately $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock, from our holdings pursuant to a contractual per share fixed value, or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. Subsequent to our year-end, in February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we will recognize the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 19 of "Notes to Consolidated Financial Statements").

   In addition, as a result of a valuation received from an independent firm, as of December 31, 2001, regarding the valuation of our investment in CentrPort, we concluded that our investment in CentrPort was impaired. Accordingly, we reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $520,000 by recording a $3.2 million charge, in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline, the value of our remaining CentrPort investment may become further impaired (see Note 2 of "Notes to Consolidated Financial Statements").

Clients

   We target a select group of clients, primarily Global 500 companies in industries that are best able to take advantage of digital channels to create, manage and grow profitable customer relationships. We seek to build long-term relationships with these industry-leading clients, serving as a strategic marketing partner, executing an on-going series of engagements, and delivering results with enduring impact on their businesses.

   We have a diverse roster of clients that crosses multiple industries and geographies. Our top ten clients in 2001 accounted for 77.9% of our revenues and two clients, Royal Philips Electronics and Delta Airlines, accounted for 23.3% and 10.0%, respectively, of our revenues in 2001. Our clients include:

    . Delta Air Lines   . General Motors . Kodak . Michelin
    . General Electric  . IBM            . Kraft . Royal Philips Electronics

Marketing and Sales

   The goal of Modem Media's marketing activities is to create awareness and sustained interest for Modem Media and our services. We do this through a combination of media and industry analyst outreach, participation and speaking at targeted conferences, and publishing and distribution of marketing and sales collateral including our website, www.modemmedia.com. Marketing is performed at both the corporate and the local office levels.

   Sales activities are the responsibility of dedicated business development teams that target and pursue new client prospects, and our client relationship teams that are responsible for deepening our business relationships with existing clients.

Backlog and Seasonality

   We believe that sales backlog is not a meaningful indication of our future revenue because most of our revenue is derived from short-term work orders. We currently do not experience seasonality to any significant extent.

Employees and Culture

   As of December 31, 2001, we employed 499 people across our global network of offices, including 375 billable staff, 13 in sales and marketing and 111 in general and administrative positions. We also hire temporary employees and contract service providers, as needed. Our employees are not represented by any union. We consider our employee relations to be good.

   To deliver the levels of insight, creativity and results on which we have built our business and our reputation, we place great importance on recruiting and retaining talented employees.

   We believe our firm fosters an entrepreneurial, creative and professional culture, and as a result, attracts talented individuals. In addition to recruiting talented professionals, we are committed to employee training and orientation. We have various programs dedicated to the training and development of our staff.

Competition

   The market for the services we provide is highly competitive. Our primary competitors include:

  . interactive marketing and technology specialists such as Razorfish, Sapient and Scient;

  . advertising companies that offer interactive services, such as AKQA and interactive marketing arms of large, advertising holding companies such as Grey Global's Grey Interactive, Omnicom Group's Tribal DDB, Havas' Euro RSCG Circle and WPP Group's OgilvyInteractive;

  . direct marketing specialists such as Digitas and the direct marketing arms of advertising holding companies such as Omnicom Group's Rapp Collins and WPP Group's OgilvyOne and Wunderman;

  . technology services firms such as Accenture, IBM Global Services and KPMG; and

  .   internal e-business, technology, marketing and design departments.

   We believe that the main competitive factors in our industry include: expertise in digital channels; ability to recruit and retain qualified professionals; low barriers to entry for new competitors; ability to anticipate new technologies and implement them in a timely fashion; existing client relationships; exclusive client relationships in industries; access to financial, management, technology, development, sales and marketing and other resources; ability to price fixed fee projects on an accurate basis; pricing for work done on a time and material basis; the growth of the market for interactive marketing strategy and services; ability to evolve services to changing market needs; ability to respond to government regulation; growth in Internet usage and nature of Internet usage; ability to provide an integrated, multi-channel solution; quality of strategic insights; technological knowledge; creative design skills; ability to deploy services across geographic regions; speed of development and implementation of services; client references; client satisfaction; brand name and recognition; and financial stability.

Financial Information about Geographic Areas

   Reference is made to Note 15 of the "Notes to Consolidated Financial Statements" contained in "Item 8. Financial Statements and Supplementary Data" in Part II of this report.

ITEM 2.  PROPERTIES

   Our headquarters and principal operating office are located in Norwalk, Connecticut where we lease 107,000 square feet of space as of December 31, 2001. This lease expires in January 2009. We also lease office space for ongoing operations in San Francisco, Toronto, London, Munich, Hong Kong and Sao Paulo and unoccupied office space in New York City and Paris, representing 153,000 additional square feet of office space, with various lease expiration dates until March 2010, of which 72,000 square feet is currently in use. In our San Francisco office, we lease 38,400 square feet of office space that is currently unoccupied, which we plan to sublet. In New York City, we sub-lease our 34,600 square feet of office space, which sub-lease is coterminous with our lease. In Paris, France, we lease 4,500 square feet. We plan to terminate this lease as we restructure operations in 2002.

ITEM 3.  LEGAL PROCEEDINGS

   Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming Modem Media, Inc., certain of our officers (G.M. O'Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of our initial public offering violated the securities law by failing to disclose certain alleged compensation arrangements, including commission paid to underwriters and after-market trading practices, in the offering's registration statement. We and the officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and two of the complaints include a claim against us and the officers under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998 and all such actions have been included, for pretrial purposes, in a single coordinated proceeding. We believe that we have meritorious defenses to these securities lawsuits and we intend to defend these actions vigorously. However, due to the inherent uncertainties of securities class action litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

   In August 2001, our subsidiary, Modem Media Canada, Inc. ("Modem Media Canada"), brought suit against Citi Core Properties, Ltd. ("Landlord") in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the "Space"). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued us, Modem Media Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. After the Landlord counter-sued us, the Landlord went into receivership. The Space was repossessed by a mortgage holder and is being sold to an unrelated third party. We believe that we have meritorious defenses to the counter-claim and we intend to defend this action vigorously. We believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

   From time-to-time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated financial position or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2001.

                              EXECUTIVE OFFICERS

   The following table sets forth certain information with respect to our executive officers as of March 15, 2002:


Name                   Age Position(s)
----                   --- -----------
G. M. O'Connell        40  Chairman of the Board
Marc C. Particelli     57  President and Chief Executive Officer and Director
Frank J. Connolly, Jr. 43  Chief Financial Officer
Robert C. Allen II     34  Managing Director and Director
David Lynch            40  Managing Director, North America East
Peter W. Moritz        40  Managing Director, Global Business Development
Sloane Levy            37  Senior Vice President, General Counsel, Human Resources and
                           Corporate Secretary
Sylvia C. Price        45  Vice President, Corporate Marketing and Strategy

   G.M. O'Connell is currently Chairman of the Board. Mr. O'Connell also served as our Chief Executive Officer from November 1998 to January 2001. From October 1996 to November 1998, Mr. O'Connell was our President and Chief Operating Officer. From 1987 to October 1996, Mr. O'Connell was a Managing Partner of the Modem Partnership, which he co-founded in 1987. Mr. O'Connell is a director of the Direct Marketing Association. Mr. O'Connell has been a Director of ours since October 1996.

   Marc C. Particelli is currently our President and Chief Executive Officer, a position that he has held since November 2001. From January to November 2001, Mr. Particelli was our Chief Executive Officer. From 1997 to December 2000, Mr. Particelli was a Partner and Managing Director of Oak Hill Capital Partners, L.P., an investment firm. Between 1994 and 1997, Mr. Particelli was a Managing Director of Odyssey Partners, L.P., an investment partnership. From 1973 to 1994, Mr. Particelli held various positions with Booz Allen & Hamilton, Inc., a management and technology consulting firm. Mr. Particelli is a member of the board of directors of EPIX Holding Corp. Mr. Particelli has been a Director of ours since January 2001.

   Frank J. Connolly, Jr. was named our Chief Financial Officer in January 2001. From 1999 to 2001, Mr. Connolly was the Chief Financial Officer of E-Sync Networks, Inc., a provider of e-business infrastructure products, now ESNI, Inc. From 1996 to 1999, Mr. Connolly served as a Managing Director of DigaComm, LLC, a private equity firm. From 1995 to 1996, Mr. Connolly was the Senior Vice President, Finance and Chief Financial Officer of DM Holdings, Inc., a consumer marketing information company. From 1991 to 1995, Mr. Connolly served as Vice President, Finance of Donnelley Marketing, Inc. Prior to 1991, Mr. Connolly held various corporate financial positions with The Dun & Bradstreet Corporation and was a consultant with Accenture.

   Robert C. Allen II is currently a Managing Director, a position held since November 2001. From November 1998 to November 2001, Mr. Allen served as our President and Chief Operating Officer. From October 1996 to November 1998, Mr. Allen was President of one of our divisions. From 1993 to October 1996, Mr. Allen served as a Managing Partner of the Modem Partnership. From 1989 to 1992, Mr. Allen was the Director of Business Development of the Modem Partnership. Mr. Allen has been a Director of ours since October 1996.

   David P. Lynch is currently our Managing Director, North America East, a position he has held since October 2001. From 1998 to October 2001, Mr. Lynch served as the Vice President, Managing Director of our Norwalk office. From 1996 to 1998, Mr. Lynch was our Vice President, Director of Account Management. Mr. Lynch was an Account Director with us from 1995 to 1996. Prior to 1995, Mr. Lynch held various positions with The Dun & Bradstreet Corporation, the Pepsi-Cola Company and the Danone Group.

   Peter W. Moritz is currently our Managing Director, Global Business Development, a position he has held since October 2001. From June 2001 to October 2001, he served as our Managing Director, New Business

Development. From June 2000 to June 2001, he was our Vice President, Managing Director of our San Francisco, CA office. From July 1999 to June 2000, Mr. Moritz was our Vice President, Business Development. Between September 1998 and July 1999, Mr. Moritz served as Senior Director, Business Development. From 1995 to 1998, Mr. Moritz held senior sales and marketing positions with Interzine Productions, an Internet startup, which he co-founded and was later acquired by Times Mirror Group. From 1985 to 1995, Mr. Moritz held various positions with American Express.

   Sloane Levy is currently our Senior Vice President, General Counsel, Human Resources and Corporate Secretary, a position she has held since April 2001. From May 1999 to April 2001, Ms. Levy was Vice President, General Counsel and Corporate Secretary. From April 1998 to May 1999, Ms. Levy was Director, Investor Relations of Witco Corporation, a specialty chemical corporation, now Crompton Corporation. From January 1996 through March 1998, she was Senior Attorney at Witco Corporation and from May 1994 through December 1995, she was Corporate Counsel for OSi Specialties, Inc., which was subsequently acquired by Witco Corporation. Prior to May 1994, Ms. Levy was associated with the law firms Arent Fox Kitner Plotkin & Kahn and Weil, Gotshal & Manges.

   Sylvia C. Price is currently our Vice President, Corporate Marketing and Strategy, a position she has held since July 2001. From April 2000 to July 2001, she served as our Vice President, Group Account Director. Between 1983 and 2000, Ms. Price held various management positions with PepsiCo and its beverage division, the Pepsi Cola Company. Her more recent roles included Vice President, Sales Operations from 1996 to 2000 and Vice President, Market Unit Manager of the St. Louis Bottling Company from 1995 to 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS

   (a) Our common stock is listed on the Nasdaq National Market under the symbol "MMPT". The table below sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported and reflects all stock splits effected by us.

             2000                                     High      Low
             ----                                    ------   ------
             First quarter.......................... $56.94   $31.22
             Second quarter.........................  32.06     9.63
             Third quarter..........................  18.88     3.69
             Fourth quarter.........................   8.31     3.25

             2001                                     High     Low
             ----                                    ------   ------
             First quarter.......................... $ 6.25   $ 2.63
             Second quarter.........................   4.37     2.50
             Third quarter..........................   6.32     2.16
             Fourth quarter.........................   4.00     2.90

   On March 15, 2002, there were approximately 5,800 stockholders of record of our common stock.

   We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance future growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

   In connection with the Founders' Stock Transaction (see "Item 1. CentrPort Transactions and Investment" in Part I of this report), on December 22, 2000 we purchased 1,842,657 shares of CentrPort common stock from certain CentrPort minority stockholders in exchange for approximately $1.9 million of our common stock, or 315,858 shares (see Note 2 of "Notes to Consolidated Financial Statements"). We issued such shares to a limited number of CentrPort stockholders in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

   In February 2000, we acquired 100% of the outstanding capital stock of Vivid for $63.6 million. The consideration was paid with $14.4 million in our common stock, or 446,010 shares, $39.0 million in value related to employee stock options that were converted to options to purchase our common stock and the remainder in cash. We issued our shares to a limited number of Vivid stockholders in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

   (b) On February 4, 1999, the Securities and Exchange Commission declared our registration statement on Form S-1 (No. 333-68057) effective. On February 10, 1999, we completed an initial public offering of an aggregate of 5,980,000 shares of our common stock at an offering price of $8.00 per share. The managing underwriters for the offering were BancBoston Robertson Stephens, NationsBanc Montgomery Securities LLC, and Bear, Stearns & Co. Inc. Net proceeds to us, after deducting underwriting discounts and commissions of $3.3 million and offering expenses of $2.4 million, were $42.0 million. None of the expenses incurred in the offering were direct or indirect payments to our directors, officers, or general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. We used $6.0 million of these proceeds to settle an intercompany note payable to True North, and the remainder to acquire and fund the operations of businesses in Tokyo, Munich, Paris, Sao Paulo and San Francisco and to fund the operations of CentrPort prior to its financing in December 2000 (see Note 2 of "Notes to Consolidated Financial Statements").

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statements of operations data for the fiscal years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998, and 1997 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are not included herein. The statements of operations data for the fiscal years ended December 31, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein.

                                                                  Year Ended December 31,
                                                       ---------------------------------------------
                                                         2001    2000(1)   1999(1)  1998(2)   1997
                                                       --------  --------  -------- -------  -------
                                                            (in thousands except per-share data)
Statements of Operations Data:
Revenues.............................................. $103,037  $134,344  $ 74,036 $42,544  $25,497
Cost of revenues......................................   57,134    69,088    32,991  23,249   12,045
                                                       --------  --------  -------- -------  -------
Gross profit..........................................   45,903    65,256    41,045  19,295   13,452
Sales and marketing...................................    3,449     5,240     1,658   1,098      769
General and administrative............................   30,934    51,027    26,220  17,854   10,929
Restructuring and other charges, net..................   14,332     7,008        --      --       --
Impairment of goodwill................................      323    54,287        --      --       --
Depreciation and amortization.........................    6,502     6,127     3,463   1,896    1,189
Amortization of goodwill..............................    3,390    15,400     2,959   1,768    1,666
Operating losses of True North Units Held for Transfer       --        --        --      13    2,180
                                                       --------  --------  -------- -------  -------
Operating (loss) income...............................  (13,027)  (73,833)    6,745  (3,334)  (3,281)
Gain on sale of CentrPort stock.......................    1,735        --        --      --       --
Impairment of investment in CentrPort.................   (3,173)       --        --      --       --
Interest income (expense), net........................    1,070     1,866     1,975      29      (76)
                                                       --------  --------  -------- -------  -------
(Loss) income before income taxes.....................  (13,395)  (71,967)    8,720  (3,305)  (3,357)
(Benefit) provision for income taxes..................   (6,601)    2,282     5,703    (102)    (248)
                                                       --------  --------  -------- -------  -------
Net (loss) income..................................... $ (6,794) $(74,249) $  3,017 $(3,203) $(3,109)
                                                       ========  ========  ======== =======  =======
Basic net (loss) income per share                      $  (0.26) $  (3.04) $   0.14 $ (0.21) $ (0.21)
                                                       ========  ========  ======== =======  =======
Diluted net (loss) income per share................... $  (0.26) $  (3.04) $   0.13 $ (0.21) $ (0.21)
                                                       ========  ========  ======== =======  =======

                                                                        December 31,
                                                       ---------------------------------------------
                                                         2001    2000(1)   1999(1)   1998    1997(2)
                                                       --------  --------  -------- -------  -------
                                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents............................. $ 40,918  $ 35,564  $ 30,265 $ 7,824  $ 7,056
Short-term investments................................       77       201    16,859      --       --
Goodwill, net.........................................   46,547    50,496    55,742  33,139   31,645
Working capital (deficit).............................   29,535    31,445    37,687  (5,917)   3,269
Total assets..........................................  142,955   161,505   145,732  71,286   59,024
Capital lease obligations, less current portion.......      268       618       471     323      472
Related party obligations, less current portion.......       --        --        --      --    9,346
Other long-term obligations...........................    7,665     6,324       221      19       41
Total stockholders' equity............................   98,915   104,271   111,476  35,560   35,618

--------
(1) In 1999 and 2000, we acquired various companies in business combinations, which were accounted for under the purchase method of accounting. Accordingly, the statements of operations and balance sheet data presented above include the operating results of these companies from the dates of the acquisitions (see Note 3 of "Notes to Consolidated Financial Statements").
(2) Effective October 1, 1998, we acquired the Poppe Tyson Strategic Interactive Marketing Operations from True North. Because the transaction occurred between True North and majority-owned, controlled subsidiaries, the transaction was recorded as of December 31, 1997, the date on which the Poppe Tyson Strategic Interactive Marketing Operations and we came under common control, at historical cost. Accordingly, the statements of operations data presented above include the operating results of the Poppe Tyson Strategic Interactive Marketing Operations beginning on January 1, 1998 and the balance sheet data of such entity beginning on December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to many of the world's leading companies, including Delta Air Lines, General Electric, General Motors, IBM, Kodak, Kraft, Michelin and Royal Philips Electronics. We use digital marketing and technologies to help these and other clients realize greater value from their most vital asset--their customers. We approach this goal through the following business basics:

  . We add profitable new customers for our clients, through brand awareness, demand generation, lead generation and customer acquisition initiatives;

  . We increase our clients' sales from current customers, through loyalty, retention, cross-sell and up-sell initiatives and through digital services and experiences that expand the breadth, depth and lifetime value of customer relationships; and

  . We improve our clients' marketing productivity, by migrating high cost sales, service and communication activities on-line and optimizing the cost and impact of activities that are already executed on-line.

   We leverage our experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of our client companies. We tailor solutions across integrated service offerings that include:

   Marketing Insights, Strategy and Planning

      We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our clients' customers: understanding their needs and preferences, assessing their value to our client's business, prioritizing customer segments, and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology master planning and media partnership strategy.

   Marketing Platform Design and Development

      We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include websites and wireless applications, intranets and extranets, that support our clients needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design, including user interface and experience design, information architecture, application development, content management and personalization systems, and marketing automation tools.

   Marketing Program Design and Execution

      We conceive, create and distribute the marketing programs that turn our clients' prospects into customers. We test, track and optimize digital experiences to achieve each client's marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas and rigorous data analysis. Our marketing programs teams bring expertise in creative design and execution, marketing plan development, media services, database marketing, and database management and analysis.

Acquisitions and Other

   True North formed us in October 1996 to acquire the Modem Partnership and to combine it with True North's digital interactive marketing operations, including Northern Lights Interactive. Effective October 1, 1998, we acquired the Poppe Tyson Strategic Interactive Marketing Operations from True North in exchange for (a) our non-strategic digital interactive marketing operations and
(b) an aggregate of 1,619,028 shares of our common stock. In conjunction with this transaction, True North forgave $5.8 million of intercompany borrowings and transferred $1.6 million of fixed assets to us. This transaction occurred among companies under common control, and, accordingly, was recorded as of December 31, 1997, the date of True North's acquisition of the Poppe Tyson Strategic Interactive Marketing Operations, at historical cost.

   Our results of operations include the results of (a) the Modem Partnership,
(b) the digital interactive marketing operations contributed by True North to us in 1996, including both Northern Lights Interactive and the non-strategic digital interactive marketing operations that we sold back to True North effective October 1, 1998 and (c) the Poppe Tyson Strategic Interactive Marketing Operations, from their respective dates of acquisition by True North.

   In June 1999, we acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for $1.4 million in cash. Due to adverse changes in market conditions and client relationships, we concluded that the goodwill associated with this acquisition was impaired, resulting in a write-off of the unamortized balance of $1.5 million in the fourth quarter of 2000. In March 2001, we ceased operations and closed our office in Tokyo, Japan.

   In October 1999, we acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH, a developer of interactive business solutions in Munich, Germany, for $5.4 million, which was comprised of $3.0 million in cash and $2.4 million of our common stock. If the market for our services in Germany continues to decline, the remaining goodwill of $3.4 million, at December 31, 2001, may become impaired during 2002.

   In February 2000, we acquired substantially all of the assets of Eurokapi Multimedia S.A., a builder and marketer of e-businesses in Paris, France, for $450,000 in cash. Due to adverse market conditions and lower revenues in our Paris office, our estimates of future operating performance and cash flows declined substantially. As a result, we have decided to restructure our operations in Paris and wrote-off the unamortized balance of the goodwill of $323,000 in the third quarter of 2001 and recorded a restructuring charge of $1.2 million in the fourth quarter of 2001. We expect this restructuring to be completed during the second quarter of 2002.

   In February 2000, we acquired Vivid, a privately held Internet engineering and information architecture specialist, for $63.6 million in cash, common stock and value related to employee stock options that were converted to options to purchase our common stock. We accounted for the Vivid acquisition as a purchase, and accordingly, have included its results with ours from the date of acquisition. The Vivid acquisition resulted in $64.5 million of goodwill. Late in the fourth quarter of 2000, and continuing into the first quarter of 2001, the Vivid business weakened significantly, leading us to conclude that the remaining value inherent in the Vivid goodwill could not be realized. Specifically, the number of Vivid employees employed by the Company continued to decrease, new assignments that would utilize the skills of the remaining Vivid employees were not secured and market conditions impacted the ability of Internet start-ups to utilize our services. Accordingly, we recorded an impairment charge of $52.8 million in the fourth quarter of 2000. As a result, our goodwill amortization in 2001 was $3.4 million as compared to $15.4 million in 2000.

   In March 2000, we purchased 100% of the outstanding capital stock of our affiliate in Sao Paulo, Brazil from True North for $135,000 in cash.

   In June 2001, IPG completed its acquisition of True North, holder of 42.9% of our outstanding common stock. We have concluded that there was an ownership change as a result of this transaction, as defined by Section 382 of the Internal Revenue Code, and we estimate that our net operating loss carryforward generated prior to this ownership change is subject to an annual limitation of approximately $4.5 million.

Restructuring, Goodwill Impairment and Other Related Charges

   During the first three quarters of 2000, we incurred substantial costs to expand and integrate our operations both in our North American and international offices, as well as to develop our infrastructure. Starting in the fourth quarter of 2000 and continuing through 2001, we implemented various restructuring plans focusing on improving our organizational effectiveness and profitability through the reduction of costs as a result of the economic downturn and decreasing demand for our services from our clients. These activities included (a) the closure of our Tokyo, Japan office, (b) the closure of our New York City office and consolidation of its operations into our office in Norwalk, Connecticut, (c) the decision made in the fourth quarter of 2001 to restructure our operations in Paris, France, which is expected to be completed in the second quarter of 2002, (d) the reduction of our San Francisco office space, (e) the cancellation of our move of our Toronto operations to a new, larger location as a result of the breach of our lease by our landlord and (f) the reduction of corporate staff and reorganization of capacity across multiple offices. As a result of these office closures, restructuring, staff cut-backs and attrition, our capacity, or full-time equivalents (defined as employees plus temporary staff), has been reduced by 49%, from 1,036 full-time equivalents at September 30, 2000 to 525 full-time equivalents at February 28, 2002 (see Note 5 of "Notes to Consolidated Financial Statements"). In addition to restructuring charges related to these items, we recorded a goodwill impairment charge as we concluded that our goodwill associated with our Paris, France office was no longer recoverable. We recognized a portion of the previously deferred gain in conjunction with the CentrPort Transactions. The net charges also include a charge for the impairment of our investment in CentrPort (see Notes 2 and 3 of "Notes to Consolidated Financial Statements").

CentrPort Transactions and Investment

   We and certain employees formed CentrPort LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc. ("CentrPort"), a Delaware corporation. Immediately after this reorganization, we sold a portion of our ownership in CentrPort, formerly our majority-owned subsidiary. A consortium of third party investors (the "CentrPort Investors") purchased 8,332,000 shares of preferred stock of CentrPort from us ("CentrPort Preferred Stock Sale") in exchange for $2.5 million in cash and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, we received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort ("CentrPort Warrant").

   Concurrent with the CentrPort Preferred Stock Sale, the CentrPort Investors agreed to invest up to $22.0 million directly into CentrPort. At the closing of the transaction, $16.5 million was paid by the CentrPort Investors to CentrPort in exchange for 36,660,800 shares of newly issued CentrPort preferred stock. Subject to CentrPort's securing certain revenue commitments by April 1, 2001, an additional payment of $5.5 million ("Contingent Payment") would be due from the CentrPort Investors to CentrPort in December 2001. CentrPort did not secure these certain commitments and as such the Contingent Payment was not made by the CentrPort Investors to CentrPort.

   In addition, concurrent with the CentrPort Preferred Stock Sale, we purchased 1,842,657 shares of CentrPort common stock from certain minority CentrPort stockholders in exchange for approximately $1.9 million of our common stock, or 315,858 shares (the "Founders' Stock Transaction"). In connection with the Founders' Stock Transaction, we recorded a charge to equity of approximately $1.4 million based on the excess of the value paid for the founders' stock and its estimated fair value on the date we acquired the stock.

   The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort, and the Founders' Stock Transaction are hereinafter collectively referred to as the "CentrPort Transactions." As a result of the CentrPort Transactions, our ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%. Through the date of the CentrPort Transactions, we consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that we were CentrPort's sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, we have accounted for our investment in CentrPort under the cost method.

   In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock, from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. Subsequent to our year-end, in February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and
(c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we will recognize the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 19 of "Notes to Consolidated Financial Statements").

   In addition, as a result of a valuaton we received from an independent firm, as of December 31, 2001, regarding the valuation of our investment in CentrPort, we concluded that our investment in CentrPort was impaired. Accordingly, we reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $520,000 by recording a $3.2 million charge, in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline, the value of our remaining CentrPort investment may become further impaired (see Note 2 of "Notes to Consolidated Financial Statements").

Historical Results of Operations

   Clients hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered, in accordance with Staff Accounting Bulletin No. 101. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined.

   Our results of operations and our business depend on our relationships with a limited number of large clients with which we generally do not have long-term contracts. Our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once an engagement is completed, we cannot be assured that a client will engage us for further services. As a result, a client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future financial performance.

   Our ten largest clients accounted for 77.9%, 59.4% and 72.4% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Two clients accounted for 23.3% and 10.0% of our revenues in 2001. No clients accounted for 10.0%, or greater, of our revenues in 2000. One client accounted for 13.8% of our revenues in 1999. We expect a relatively high level of client concentration to continue but may not necessarily involve the same clients from period to period.

   Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary staff that we use to provide professional services and certain other direct costs. Sales and marketing expenses consist of salaries, employee benefits and incentive compensation of new business development and other sales and marketing staff and certain other marketing costs. General and administrative expenses include salaries, employee benefits and incentive compensation of administrative and other non-billable employees and office rent, utilities, professional and consulting fees, travel, telephone and other related expenses.

   We have experienced operating losses in twelve of the sixteen quarters in the period January 1, 1998 through December 31, 2001. We have experienced significant revenue fluctuations both in North America and internationally. As a result of the economic downturn and consequent decreased demand from clients in North America for our services, we experienced a reduction in revenue in 2001 offset, in part, by higher revenues in our international operations. During 2001, 70.5% of our revenues were generated in North America and 29.5% were generated internationally, as compared to 83.2% and 16.8%, respectively for 2000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Revenues. Revenues decreased by $31.3 million, or 23.3%, to $103.0 million for 2001 from $134.3 million for 2000. Revenues in North America decreased to $72.7 million in 2001 from $111.7 million in 2000, or 34.9%, which was primarily attributable to lower billable hours as the demand from our clients decreased. Partially offsetting this decrease was an increase in international revenue from $22.7 million in 2000 to $30.4 million in 2001, or 33.9%, which was attributable to higher average billing rates with essentially the same billable hours.

   Cost of Revenues and Gross Profit. Cost of revenues decreased by $12.0 million, or 17.3%, to $57.1 million for 2001 from $69.1 million for 2000. Gross profit margin declined to 44.6% of revenues for 2001 from 48.6% for 2000. The decrease in cost of revenues was primarily due to company-wide reductions in capacity as a result of a decrease in revenues. The decline in gross profit margin in 2001 as compared to 2000 was primarily due to lower revenues, offset in part by the lower costs of revenues.

   Sales and Marketing. Sales and marketing expenses decreased by $1.8 million, or 34.2%, to $3.4 million for 2001 from $5.2 million for 2000. Sales and marketing represented 3.3% and 3.9% of revenues for 2001 and 2000, respectively. The dollar and percentage decreases in sales and marketing were attributable to cost reduction actions taken during 2001 in line with the decrease in revenues.

   General and Administrative. General and administrative expenses decreased by $20.1 million, or 39.4%, to $30.9 million for 2001 from $51.0 million for 2000. General and administrative represented 30.0% of revenues for 2001 as compared to 38.0% for 2000. The dollar and percentage decreases in general and administrative were due primarily to cost reduction actions taken during 2001 in line with the decrease in revenues.

   Restructuring and Other Charges, Net. Restructuring and other charges, net of reversals, were $14.3 million during 2001, an increase of $7.3 million, or 104.3%, over the $7.0 million incurred in 2000. The 2001 charges represent costs incurred in connection with (a) the closure of our New York City office and its consolidation into our Norwalk, Connecticut office for $1.2 million,
(b) the reduction of corporate headcount and reorganization of capacity across multiple offices for $3.5 million, (c) the decision made in the fourth quarter of 2001 to restructure operations in our office in Paris, France, which is expected to be completed during the second quarter of 2002 for costs totaling $1.2 million, (d) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in the accrual for excess office space, established in 2000, for an additional $5.7 million, (e) the decision to cease operations and close our office in Tokyo, for $1.3 million, (f) the cancellation of our move to new office space in Toronto as a result of the breach of our lease by our landlord for $1.0 million of space-related assets, and (g) the other than temporary decline in the value of certain marketable securities for $400,000. In 2000, we recorded charges related primarily to (a) leased office space reductions in San Francisco and Tokyo for $5.7 million, (b) the reduction in headcount and reorganization of capacity across multiple offices for $600,000, and (c) the write-off of deferred costs related to the proposed secondary public offering of our common stock that we cancelled for $700,000. In 2002, we will continue to manage our capacity and space needs in line with our future business needs (see Note 5 of "Notes to Consolidated Financial Statements").

   Impairment of Goodwill. Due to adverse market conditions and lower revenue in our Paris, France office, we concluded that our goodwill associated with such office was no longer recoverable. As such, we recorded an impairment of goodwill charge of $323,000 in the third quarter of 2001. Our impairment of goodwill charges for 2000 represented (a) the write-off of goodwill remaining from the Vivid acquisition of $52.8 million, which we concluded was fully impaired and could not be recovered from expected future cash flows and (b) a charge of $1.5 million for the write-off of the goodwill associated with our Tokyo, Japan operations (see Note 4 of "Notes to Consolidated Financial Statements").

   Depreciation and Amortization. Depreciation and amortization increased to $6.5 million in 2001, or 6.6%, as compared to the $6.1 million in 2000. The increase is attributable to the full-year effect of assets placed in service in 2000 and additional assets initially placed in service in 2001, which was partially offset by asset dispositions in 2001 resulting from our restructuring actions.

   Amortization of Goodwill. Amortization of goodwill decreased by $12.0 million, or 78.0%, to $3.4 million for 2001 from $15.4 million for 2000. The decrease is primarily a result of the impairment of our goodwill relating to the acquisition of Vivid as of December 31, 2000 and the impairment of goodwill relating to our Paris, France office in 2001. We adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") effective January 1, 2002 (see related discussion under "Recently Issued Accounting Pronouncements").

   Gain on Sale of CentrPort Stock. In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the sale of a portion of our preferred holdings in CentrPort to the CentrPort Investors in 2000, as described above. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001 of the $4.1 million deferred gain that was recorded at December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. Subsequent to our year-end, in February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we will recognize the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 19 of "Notes to Consolidated Financial Statements").

   Impairment of Investment in CentrPort. As a result of the valuation we received as of December 31, 2001 from an independent firm regarding the valuation of our investment in CentrPort, we concluded that our investment in CentrPort was impaired and accordingly reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $520,000 by recording a $3.2 million charge in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline, the value of our remaining investment may become further impaired (see Note 2 of "Notes to Consolidated Financial Statements").

   Interest Income, Net. The decrease in interest income, net of interest expense to $1.1 million for 2001 from $1.9 million for 2000 was primarily attributable to reduced interest rates on our short-term investments and an increase in interest expense related to the promissory notes issued to our Norwalk, Connecticut landlord for the financing of certain leasehold improvements, the recognition of interest expense related to the accrual for the present value of the future costs of our excess office space in San Francisco, and interest expense related to the True North guarantee of several of our leases.

   Income Taxes. We had a net benefit for income taxes of $6.6 million on a pre-tax loss of $13.4 million for 2001 compared to a provision of $2.3 million on pre-tax loss of $72.0 million for 2000. Our effective income tax rate was 49.3% in 2001 compared to an income tax benefit rate of (3.2)% in 2000. These rates differ from the federal statutory rate of 35.0%. Our effective income tax rate was higher in 2001 compared to 2000 predominantly due to the tax effect of non-deductible goodwill amortization of $3.3 million and the changes in our valuation allowance including an increase related to losses incurred by certain foreign subsidiaries without a corresponding tax benefit, partially offset by a decrease for the tax benefit of the charges related to ceasing operations in Tokyo, Japan and restructuring operations in Paris, France. In 2000, our effective tax rate was lower than the statutory rate due to the effect of non-deductible goodwill amortization of $69.0 million and an increase in our valuation allowance of $2.5 million related to losses incurred by our foreign subsidiaries.

   Net (Loss) Income. Our net loss was $6.8 million, or $0.26 per basic common share, for the year ended December 31, 2001 as compared to $74.2 million, or $3.04 per basic common share, for the year ended December 31, 2000. The decrease in net loss of $67.5 million was mainly attributable to a reduction in the net effect of (a) restructuring and other charges, (b) impairment of goodwill, (c) amortization of goodwill, (d) the impairment of investment in CentrPort and (e) the recognized gain on the sale of CentrPort Stock. These items totaled $76.7 million in 2000 as compared to $19.5 million in 2001, or a decrease of $57.2 million. In addition, income tax expense was $8.9 million less in 2001 than in 2000 due to the tax benefits recorded related to the decrease in book taxable income for 2001, including the write-off of our investments in Tokyo, Japan and Paris, France, partially offset by the valuation allowance related to foreign losses mentioned above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues. Revenues increased by $60.3 million, or 81.5%, to $134.3 million for 2000 from $74.0 million for 1999. Revenues increased primarily as a result of increased billing rates and billed hours. In addition, our North American and international acquisitions accounted for $12.1 million of the increase in revenues.

   Cost of Revenues and Gross Profit. Cost of revenues increased by $36.1 million, or 109.4%, to $69.1 million for 2000 from $33.0 million for 1999. Gross profit margin declined to 48.6% for 2000 from 55.4% for 1999. The increase in cost of revenues was primarily due to a company-wide increase in headcount resulting from the growth of our existing and new client relationships. The decline in gross profit margin in 2000 compared to 1999 was primarily due to higher production costs and lower utilization of staff, offset in part by higher billing rates.

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

   General and Administrative. General and administrative increased by $24.8 million, or 94.7%, to $51.0 million for 2000 from $26.2 million for 1999. General and administrative represented 38.0% of revenues for 2000 and 35.4% for 1999. The dollar and percentage increases in general and administrative were due primarily to increased occupancy and office support expenses, as well as increased salary, benefits and incentive compensation of administrative and other non-billable employees incurred in connection with increases in headcount.

   Restructuring and Other Charges, Net. In 2000, we recorded restructuring and other charges of $7.0 million, net of reversals, related primarily to (a) leased office space reductions in San Francisco and Tokyo, Japan, which resulted in a charge of $5.7 million, (b) the reduction in headcount and reorganization of capacity across multiple offices, which resulted in a charge of $600,000 and (c) the write-off of deferred costs related to a proposed public offering of our common stock that we cancelled, which resulted in a charge of $700,000. We did not record any restructuring and other charges in 1999.

   Impairment of Goodwill. As discussed above, we concluded that, as of December 31, 2000, the goodwill remaining from the Vivid acquisition totaling $52.8 million was fully impaired and could not be recovered from expected future cash flows. As a result, we incurred a one-time, non-cash charge of $52.8 million in the fourth quarter of 2000. We also recorded a fourth quarter charge of $1.5 million for the write-off of the goodwill associated with our Tokyo, Japan operations (see Note 4 of "Notes to Consolidated Financial Statements"). We did not record any impairment of goodwill in 1999.

   Depreciation and Amortization. Depreciation and amortization increased in 2000 to $6.1 million, or 74.3%, as compared to the $3.5 million in 1999. This increase is attributable to the full-year effect of assets placed into service in 1999 and assets initially placed into service in 2000.

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

   Income Taxes. We had a provision for income taxes of $2.3 million on a pre-tax loss of $72.0 million for 2000 compared to a provision of $5.7 million on pre-tax income of $8.7 million for 1999. The effective income tax benefit rate was (3.2)% in 2000 compared to an effective income tax rate of 65.4% in 1999. These rates differ from the federal statutory rate of 35.0%. Our effective income tax rate was lower in 2000 compared to 1999 predominantly due to the tax effect of non-deductible goodwill amortization of $69.0 million and an increase in our valuation allowance of $2.5 million related to losses incurred by our foreign subsidiaries.

   Net (Loss) Income. Our net loss was $74.2 million, or $3.04 per basic common share, for the year ended December 31, 2000 as compared to net income of $3.0 million, or $0.14 per basic common share, for the year ended December 31, 1999. The reduction in profitability of $77.2 million was mainly attributable to the net effect of (a) restructuring and other charges, (b) impairment of goodwill and (c) amortization of goodwill. These items totaled $76.7 million in 2000 as compared to $3.0 million in 1999, or a decrease of $73.7 million.

Factors Affecting Operating Results

   Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including the scope and timing of new assignments and client initiatives, the spending levels and budget constraints of our clients, our dependence on a limited number of clients, our effectiveness in attracting and retaining qualified staff, including management, our ability to accurately estimate costs in fixed-fee engagements, exclusivity arrangements with clients that may limit our ability to provide services to others and other factors that are outside of our control. Other factors that may affect our future operating results are CentrPort's ability to meet its obligations under a lease for which we are guarantor, our ability to manage future growth, if any, our ability to respond to rapid technological change, our dependence on the continued growth of the Internet and changes in government regulations, including regulation of privacy issues. As a result, period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance.

Liquidity and Capital Resources

   We historically have financed our operations primarily from funds generated from operations and the proceeds from our initial public offering. Net cash provided by operating activities was $8.5 million, $9.7 million and $11.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, including depreciation and amortization, goodwill amortization and impairments of goodwill totaling $10.2 million, $75.8 million and $6.4 million during such years, respectively.

   Net cash used in investing activities was $2.8 million, $8.4 million and $31.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, we invested $2.8 million, $15.6 million and $10.4 million in capital expenditures, respectively. During 2000 and 1999, we also used $11.2 million and $4.6 million of funds, respectively, to acquire businesses in San Francisco, Sao Paulo, Paris, Tokyo and Munich. There was no such activity in 2001. In 2000, we generated $2.0 million in proceeds from the CentrPort Preferred Stock Sale (see "Item 1. CentrPort Transactions and Investment" in Part I of this report) and our investing activities included a net reduction in our short-term investments of $16.4 million compared to a net increase of $16.9 million in 1999, as we shifted investments to cash and cash equivalents during 2000.

   Net cash (used in) provided by financing activities was $(464,000), $3.9 million and $43.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our primary sources of cash flows from financing activities during 2001, 2000 and 1999 were proceeds from the exercise of employee stock options including purchases under the employee stock purchase plan of $1.3 million, $5.3 million and $4.7 million, respectively. In addition, we had proceeds of $43.5 million from our initial public offering in 1999. Partially offsetting these items for the years ended December 31, 2001, 2000 and 1999, were repayments of debt of $1.3 million, $891,000 and $0, respectively, and principal payments made under capital lease obligations of $452,000, $378,000 and $392,000, respectively.

   Our short-term significant commitments include net media obligations of $8.3 million, 2001 bonus payments aggregating $2.5 million, operating and severance costs from the restructuring of our office in Paris, France of $900,000, other severance costs of $757,000, payments under a note payable of $500,000, lease payments over the next twelve months aggregating $7.0 million, net of sub-lease income, and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our staff and infrastructure, as needed, to accommodate growth, as well as the rate at which we choose to invest in new technologies. We have ongoing needs for capital, including working capital for operations and capital expenditures to maintain and expand our operations as needed.

   We are the guarantor for CentrPort's obligations under its ten-year lease for office space, which expires on June 30, 2010, subject to renewal. As of December 31, 2001, the aggregate remaining base rent and operating expenses due under this lease is $6.5 million, subject to adjustment in accordance with the terms of the lease. The lease provides that, once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord for an amount not to exceed the remaining base rent. CentrPort has committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. We were previously a guarantor for CentrPort's lease of certain network storage server equipment from a third-party vendor. In June 2001, the lessor of this equipment discharged our guaranty under this lease.

   We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months.

Recently Issued Accounting Pronouncements

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandonment. The statement is effective for fiscal years beginning after December 31, 2001. We adopted this pronouncement on January 1, 2002 and do not expect SFAS No. 144 will have a material effect on our financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 by us beginning on January 1, 2002. We are in the process of performing the required fair value impairment test on our goodwill as of January 1, 2002. We recorded $3.4 million, or $0.13 per share, of goodwill amortization in 2001. As a result of the adoption of SFAS No. 142, we will no longer record goodwill amortization.

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

   In November 2001, the FASB issued a Staff Announcement Topic D-103 (Topic D-103), "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." Topic D-103 establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, we classify reimbursed out-of-pocket expenses as a reduction of operating expenses. We have adopted this guidance effective in the first quarter of fiscal 2002. Our adoption of Topic D-103 will result in increased revenue and increased costs of revenue. Our results of operations for prior periods will be reclassified to conform to the new presentation. We are currently in the process of determining the impact on our revenue and cost of revenue of such prior periods. Our adoption of Topic D-103 will not affect our net income or loss in any past or future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our consolidated financial statements are denominated in U.S. dollars. In 2001, we derived 33.2% of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound, Euro, and Canadian Dollar, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and operating performance. The effect of foreign exchange rate fluctuation for the year ended December 31, 2001 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will, from time-to-time, reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

   We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments. Our investment policy calls for investment in short-term, low risk instruments. A rise in interest rates would have an adverse impact on the fair value of fixed rate securities and, conversely, if interest rates fall, floating rate securities may generate less income. We limited our exposure to interest rate risk by investing in securities with maturities of one year or less.

   Effective January 1, 1999, eleven of the fifteen members of the European Union established fixed conversion rates between their existing sovereign currencies and one common currency, the Euro. The participating countries adopted the Euro as their common currency on January 1, 1999. On January 1, 2002, Euro-denominated currency was issued, and on June 30, 2002, all national currencies of the participating countries will cease to be legal tender. Our European operations are most significantly concentrated in the United Kingdom, which, despite being a member of the European Union, is not participating in the single currency at this time. While we are in the process of making certain adjustments to our business and operations to accommodate the Euro conversion, we do not believe, based on information available at this time, that the Euro conversion will have a material adverse impact on our financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                -----
Modem Media, Inc. and Subsidiaries
   Report of Independent Public Accountants....................................................    25
   Consolidated Balance Sheets as of December 31, 2001 and 2000................................    26
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..    27
   Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
     2001, 2000 and 1999.......................................................................    28
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..    29
   Notes to Consolidated Financial Statements.................................................. 30-54

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Modem Media, Inc.:

   We have audited the accompanying consolidated balance sheets of Modem Media, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modem Media, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 22, 2002

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)

                                                                               December 31, December 31,
                                                                                   2001         2000
                                                                               ------------ ------------
                                   ASSETS
Current assets:
   Cash and cash equivalents..................................................   $ 40,918     $ 35,564
   Short-term investments.....................................................         77          201
   Accounts receivable, net of bad debt reserve of $528 and $1,389,
     respectively.............................................................     16,309       25,289
   Unbilled revenues..........................................................        521        4,022
   Deferred income taxes......................................................      3,214        9,558
   Prepaid expenses and other current assets..................................      4,603        7,103
                                                                                 --------     --------
       Total current assets...................................................     65,642       81,737
Noncurrent assets:
   Property and equipment, net................................................     16,007       22,066
   Goodwill, net of accumulated amortization of $12,938 and $9,744,
     respectively.............................................................     46,547       50,496
   Deferred income taxes......................................................     10,934           --
   Other assets...............................................................      3,825        7,206
                                                                                 --------     --------
       Total noncurrent assets................................................     77,313       79,768
                                                                                 --------     --------
       Total assets...........................................................   $142,955     $161,505
                                                                                 ========     ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...........................................................   $  3,727     $  5,745
   Pre-billed media...........................................................      9,789       12,043
   Deferred revenues..........................................................      3,810        6,760
   Deferred gain on sale of CentrPort stock...................................      2,317        4,052
   Accrued expenses and other current liabilities.............................     16,464       21,692
                                                                                 --------     --------
       Total current liabilities..............................................     36,107       50,292
Noncurrent liabilities:
   Capital lease obligations, less current portion............................        268          618
   Deferred income taxes......................................................         --        2,093
   Other liabilities..........................................................      7,665        4,231

Commitments and contingencies (see Note 13)

Stockholders' equity:
   Common stock, $.001 par value--145,000,000 shares authorized,
     26,023,754 and 25,459,157 issued, respectively...........................         26           25
   Preferred stock, $.001 par value--5,000,000 shares authorized, none issued
     and outstanding..........................................................         --           --
   Paid-in capital............................................................    190,785      189,127
   Accumulated deficit........................................................    (89,647)     (82,853)
   Treasury stock, 199,773 and 197,849 shares of common stock,
     respectively, at cost....................................................     (1,200)      (1,191)
   Accumulated other comprehensive income.....................................     (1,049)        (837)
                                                                                 --------     --------
       Total stockholders' equity.............................................     98,915      104,271
                                                                                 --------     --------
       Total liabilities and stockholders' equity.............................   $142,955     $161,505
                                                                                 ========     ========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                        Year Ended December 31,
                                                      ---------------------------
                                                        2001      2000     1999
                                                      --------  --------  -------
Revenues............................................. $103,037  $134,344  $74,036
Cost of revenues.....................................   57,134    69,088   32,991
                                                      --------  --------  -------
Gross profit.........................................   45,903    65,256   41,045
Operating expenses:
   Sales and marketing...............................    3,449     5,240    1,658
   General and administrative........................   30,934    51,027   26,220
   Restructuring and other charges, net..............   14,332     7,008       --
   Impairment of goodwill............................      323    54,287       --
   Depreciation and amortization.....................    6,502     6,127    3,463
   Amortization of goodwill..........................    3,390    15,400    2,959
                                                      --------  --------  -------
       Total operating expenses......................   58,930   139,089   34,300
                                                      --------  --------  -------
Operating (loss) income..............................  (13,027)  (73,833)   6,745
Gain on sale of Centrport stock......................    1,735        --       --
Impairment of investment in CentrPort................   (3,173)       --       --
Interest income, net.................................    1,070     1,866    1,975
                                                      --------  --------  -------
(Loss) income before income taxes....................  (13,395)  (71,967)   8,720
(Benefit) provision for income taxes.................   (6,601)    2,282    5,703
                                                      --------  --------  -------
Net (loss) income.................................... $ (6,794) $(74,249) $ 3,017
                                                      ========  ========  =======
Net (loss) income per share:
   Basic............................................. $  (0.26) $  (3.04) $  0.14
   Diluted........................................... $  (0.26) $  (3.04) $  0.13

Weighted-average number of common shares outstanding:
   Basic.............................................   25,704    24,386   21,563
                                                      ========  ========  =======
   Diluted...........................................   25,704    24,386   22,958
                                                      ========  ========  =======


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                              Accumulated
                                                      Class B                                    Other         Total
                                               Common Common  Paid-in   Accumulated Treasury Comprehensive Stockholders'
                                               Stock   Stock  Capital     Deficit    Stock      Income        Equity
                                               ------ ------- --------  ----------- -------- ------------- -------------
Balance as of December 31, 1998...............  $ 5    $ 11   $ 47,211   $(11,621)  $    --     $   (46)     $ 35,560
Comprehensive Income:
   Net Income.................................   --      --         --      3,017        --          --         3,017
   Foreign currency translation
    adjustment................................   --      --         --         --        --          70            70
                                                                                                             --------
      Total comprehensive income..............                                                                  3,087
                                                                                                             --------
Initial public offering, net of offering costs    6      --     42,045         --        --          --        42,051
Exercise of stock options.....................    1      --      3,704         --        --          --         3,705
Tax benefit from the exercise of stock
 options......................................   --      --      5,728         --        --          --         5,728
Shares issued under employee stock
 purchase plan................................   --      --        956         --        --          --           956
Purchases of treasury stock...................   --      --         --         --    (1,118)         --        (1,118)
Acquisition of MEX Multimedia Experts
 GmbH.........................................   --      --      2,400         --        --          --         2,400
Payment by True North to former Modem
 Partnership Partners.........................   --      --     18,518         --        --          --        18,518
Other, net....................................   --      --        589         --        --          --           589
                                                ---    ----   --------   --------   -------     -------      --------
Balance as of December 31, 1999...............   12      11    121,151     (8,604)   (1,118)         24       111,476
Comprehensive Income:
   Net Loss...................................   --      --         --    (74,249)       --          --       (74,249)
   Unrealized loss on available-for-sale
    securities, net of taxes..................   --      --         --         --        --        (164)         (164)
   Foreign currency translation
    adjustment................................   --      --         --         --        --        (697)         (697)
                                                                                                             --------
      Total comprehensive loss................                                                                (75,110)
                                                                                                             --------
Conversion of Class B shares by True
 North........................................   11     (11)        --         --        --          --            --
Exercise of stock options.....................    1      --      2,499         --        --          --         2,500
Tax benefit from the exercise of stock
 options......................................   --      --      8,443         --        --          --         8,443
Shares issued under employee stock
 purchase plan................................    1      --      2,751         --        --          --         2,752
Purchases of treasury stock...................   --      --         --         --       (73)         --           (73)
Acquisition of Vivid Holdings, Inc. and
 Vivid Publishing, Inc........................   --      --     53,400         --        --          --        53,400
Issuance of common stock in exchange for
 additional interest in CentrPort.............   --      --      1,863         --        --          --         1,863
Charge for excess value paid to acquire
 subsidiary common stock......................   --      --     (1,435)        --        --          --        (1,435)
Other, net....................................   --      --        455         --        --          --           455
                                                ---    ----   --------   --------   -------     -------      --------
Balance as of December 31, 2000...............   25      --    189,127    (82,853)   (1,191)       (837)      104,271
Comprehensive Income:
   Net Loss...................................   --      --         --     (6,794)       --          --        (6,794)
   Conversion of unrealized loss to
    realized loss for available-for-sale
    securities, net of taxes..................   --      --         --         --        --         164           164
   Foreign currency translation
    adjustment................................   --      --         --         --        --        (376)         (376)
                                                                                                             --------
      Total comprehensive loss................                                                                 (7,006)
                                                                                                             --------

Exercise of stock options.....................   --      --        371         --        --          --           371
Tax benefit from the exercise of stock
 options......................................   --      --        343         --        --          --           343
Shares issued under employee stock
 purchase plan................................    1      --        944         --        --          --           945
Purchases of treasury stock...................   --      --         --         --        (9)         --            (9)
                                                ---    ----   --------   --------   -------     -------      --------
Balance as of December 31, 2001...............  $26    $ --   $190,785   $(89,647)  $(1,200)    $(1,049)     $ 98,915
                                                ===    ====   ========   ========   =======     =======      ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Year Ended December 31,
                                                                              ---------------------------
                                                                               2001      2000      1999
                                                                              -------  --------  --------
Cash flows from operating activities:
   Net (loss) income......................................................... $(6,794) $(74,249) $  3,017
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization. . .....................................   6,502     6,127     3,463
       Non-cash restructuring and other charges, net.........................   9,428     5,933        --
       Impairment of goodwill................................................     323    54,287        --
       Amortization of goodwill..............................................   3,390    15,400     2,959
       Non-cash income taxes.................................................  (6,340)    2,584     4,835
       Gain from the sale of CentrPort stock.................................  (1,735)       --        --
       Impairment of CentrPort investment....................................   3,173        --        --
       (Reduction in) provision for bad debt expense.........................    (714)      696       316
       Other, net............................................................     826     1,136       268
       Changes in assets and liabilities:
          Accounts receivable................................................   9,504    (7,432)   (4,432)
          Unbilled revenues..................................................   3,484    (1,370)     (126)
          Prepaid expenses and other current assets..........................   1,702    (1,392)   (1,157)
          Accounts payable, accrued expenses and other current
            liabilities......................................................  (7,332)    3,378     6,405
          Pre-billed media...................................................  (2,248)    5,446      (260)
          Deferred revenues..................................................  (2,897)       27      (799)
          Other, net.........................................................  (1,725)     (886)   (3,310)
                                                                              -------  --------  --------
              Net cash provided by operating activities......................   8,547     9,685    11,179
Cash flows from investing activities:........................................
   Purchases of property and equipment.......................................  (2,807)  (15,616)  (10,403)
   Purchases of short-term investments.......................................    (333)     (463)  (16,859)
   Maturities of short-term investments......................................     324    16,859        --
   Acquisitions, net of cash acquired........................................      --   (11,162)   (4,624)
   Proceeds from sale of CentrPort stock.....................................      --     2,019        --
   Other, net................................................................      --        --       115
                                                                              -------  --------  --------
              Net cash used in investing activities..........................  (2,816)   (8,363)  (31,771)
Cash flows from financing activities:
   Proceeds from initial public offering.....................................      --        --    43,459
   Funding to True North.....................................................      --       (15)   (3,302)
   Purchases of treasury stock...............................................      (9)      (73)   (1,118)
   Principal payments made under capital lease obligations...................    (452)     (378)     (392)
   Exercises of stock options, including purchases under employee stock
     purchase plan...........................................................   1,316     5,251     4,661
   Repayment of debt.........................................................  (1,319)     (892)       --
   Other, net................................................................      --        --      (339)
                                                                              -------  --------  --------
              Net cash (used in) provided by financing activities............    (464)    3,893    42,969
                                                                              -------  --------  --------
Effect of exchange rates on cash and cash equivalents........................      87        84        64
Net increase in cash and cash equivalents....................................   5,354     5,299    22,441
Cash and cash equivalents, beginning of the year.............................  35,564    30,265     7,824
                                                                              -------  --------  --------
Cash and cash equivalents, end of the year................................... $40,918  $ 35,564  $ 30,265
                                                                              =======  ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media, Inc. (the "Company") is an interactive marketing strategy and services firm. The Company is a marketing partner to many of the world's leading companies and uses digital marketing and technologies to help their other clients realize greater value from their most vital asset--their customers. The Company leverages its experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company also maintains offices in San Francisco, Toronto, London, Munich, Hong Kong and Sao Paulo.

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

   In November 2001, the Financial Accounting Standards Board ("FASB") issued a Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred " ("Topic D-103"). See Recently Issued Accounting Pronouncements for additional information regarding the impact of Topic D-103 on the Company.

   Restructuring and Other Charges--Restructuring and other charges include the costs associated with the Company's restructuring actions taken in 2000 and 2001. Charges were recorded at the time the decision was made to restructure operations and when the Company approved the restructuring plans. The 2000 and 2001 charges consisted of costs that were incremental to the Company's ongoing operations and were incurred to close offices and restructure operations in certain locations, reduce excess office facilities and equipment and employee termination related charges. A liability was recorded for costs that could be reasonably estimated (see Note 5).

   Business Combinations--Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of their respective

                      MODEM MEDIA, INC. AND SUBSIDIARIES
acquisition. Net assets of acquired companies are recorded at their fair value to the Company at the date of acquisition unless any such company was acquired in a transaction between entities under common control, in which case the assets of such company are recorded at historical cost.

   Business Concentrations and Credit Risk--The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from two clients representing 23.3% and 10.0% of revenues during the year ended December 31, 2001. No clients accounted for 10.0%, or greater, of the Company's revenue for the year ended December 31, 2000. The Company had revenues from one client representing 13.8% of total revenues during the year ended December 31, 1999. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had four clients accounting for 25.9%, 18.5%, 12.7% and 10.3% of total gross accounts receivable as of December 31, 2001. The Company had three clients accounting for 15.0%, 12.1% and 10.7% of total gross accounts receivable as of December 31, 2000 and one client accounting for 18.7% of total gross accounts receivable as of December 31, 1999.

   Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

   Stock-Based Compensation--The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. As permitted, the Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the option exercise price and is charged to operations either when earned or over the vesting period. Income tax benefits attributable to stock options exercised are credited to paid-in capital.

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. All investments with maturities greater than three months at the time of purchase are accounted for under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. During management's review of the Company's available-for-sale securities, certain marketable equity securities, whose decline in fair market value was deemed to be other than temporary, were identified. In accordance with SFAS No. 115, the Company recognized a non-cash, pre-tax impairment charge of $400,000 in 2001, which is included in "Restructuring and other charges, net" in the accompanying consolidated statement of operations. Short-term investments principally consist of commercial paper maturing less than six months from the date of purchase and marketable equity securities.

   Property and Equipment--Property and equipment are stated at cost and are depreciated, principally using the straight-line method, over their estimated useful lives of three to five years for computers and software, and five to ten years for furniture and other. Purchased software and third-party costs incurred to develop software for internal use are capitalized and amortized principally over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Goodwill--Goodwill represents acquisition costs in excess of the fair value of net assets acquired and is amortized using the straight-line method over periods of ten to twenty years. Carrying values are periodically reviewed for impairment and adjusted, if necessary, based upon current facts and circumstances and management's estimates of the undiscounted future cash flows from the related businesses (see Note 4). The Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") effective January 1, 2002. See Recently Issued Accounting Pronouncements for additional information regarding the treatment of goodwill following the implementation of SFAS No. 142.

   Long-Lived Assets--In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") the Company reviews its recorded long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and provides currently for any identified impairments (see Note 4).

   Net (Loss) Income Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share gives effect to all potentially dilutive securities that were outstanding during each period. The Company had net losses for the years ended December 31, 2001 and 2000. As a result, none of the options outstanding during those periods were included in the computations of diluted net loss per share since they were antidilutive.

   The common shares outstanding, given the potentially dilutive effect were as follows:

                                                             Year Ended December 31,
                                                             -----------------------
                                                              2001    2000    1999
                                                             ------  ------  ------
                                                                 (in thousands)
Basic weighted-average number of common shares outstanding.. 25,704  24,386  21,563
Potentially dilutive effect of stock options and warrants...     --      --   1,395
                                                             ------  ------  ------
Diluted weighted-average number of common shares outstanding 25,704  24,386  22,958
                                                             ======  ======  ======

   All historical weighted-average share and per-share amounts have been restated to reflect the stock splits effected by the Company (see Note 8).

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

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The components of accumulated other comprehensive income as of December 31, 2001, 2000 and 1999 are as follows:

                                                                   December 31,
                                                               --------------------
                                                                2001    2000   1999
                                                               -------  -----  ----
                                                                  (in thousands)
Foreign currency translation adjustment....................... $(1,049) $(673) $24
Unrealized loss on available-for-sale securities, net of taxes      --   (164)  --
                                                               -------  -----  ---
   Total accumulated other comprehensive income............... $(1,049) $(837) $24
                                                               =======  =====  ===

   Recently Issued Accounting Pronouncements--In August 2001, the FASB issued SFAS No. 144. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandoned. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002 and does not expect that SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 by the Company beginning on January 1, 2002. This statement eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The Company is in the process of performing the required transitional fair value impairment test on its goodwill and reviewing separable intangible assets, if any, as of January 1, 2002. The Company recorded $3.4 million, or $0.13 per share, of goodwill amortization in 2001. As a result of the adoption of SFAS No. 142, the Company will no longer record goodwill amortization.

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

   In November 2001, the FASB issued Topic D-103, which establishes that reimbursements received for out-of-pocket expenses should be reported as revenue in the statement of operations. Currently, the Company classifies reimbursed out-of-pocket expenses as a reduction of operating expenses. The Company will adopt this guidance effective in the first quarter of fiscal 2002. The Company's adoption of Topic D-103 will result in increased revenues and increased cost of revenues. The Company's results of operations for prior periods will be reclassified to conform to the new presentation. Management is currently in the process of determining the impact on the Company's revenue and cost of revenue in such prior periods. The Company's adoption of Topic D-103 will not affect its net income or loss in any past or future periods.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 2.  CentrPort Transactions and Investment

   In November 1999, the Company and certain employees formed CentrPort LLC to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc ("CentrPort") a Delaware corporation. Immediately after this reorganization, the Company sold a portion of its ownership in CentrPort, formerly its majority-owned subsidiary. A consortium of third party investors (the "CentrPort Investors") purchased 8,332,000 shares of preferred stock of CentrPort from the Company ("CentrPort Preferred Stock Sale") in exchange for $2.5 million in cash, and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, the Company received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort ("CentrPort Warrant").

   Concurrent with the CentrPort Preferred Stock Sale, the CentrPort Investors agreed to invest up to $22.0 million directly into CentrPort. At the closing of the transaction, $16.5 million was paid by the CentrPort Investors to CentrPort in exchange for 36,660,800 shares of newly issued CentrPort preferred stock. Subject to CentrPort's securing certain revenue commitments by April 1, 2001, an additional payment of $5.5 million ("Contingent Payment") would be due from the CentrPort Investors to CentrPort in December 2001. CentrPort did not secure these certain commitments and as such the Contingent Payment was not made by the CentrPort Investors to CentrPort.

   In addition, concurrent with the CentrPort Preferred Stock Sale the Company purchased 1,842,657 shares of CentrPort common stock from certain minority CentrPort stockholders in exchange for approximately $1.9 million of its common stock, or 315,858 shares (the "Founders' Stock Transaction"). In connection with the Founders' Stock Transaction, the Company recorded a charge to equity of approximately $1.4 million based on the excess of the value paid for the founders' stock and its estimated fair value on the date the Company acquired the stock.

   The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort and the Founders' Stock Transaction are hereinafter collectively referred to as the "CentrPort Transactions." As a result of the CentrPort Transactions, its ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%. Through the date of the CentrPort Transactions, the Company consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that the Company was CentrPort's sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, the Company has accounted for its investment in CentrPort under the cost method.

   In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of its ability to meet this CentrPort Commitment, the Company deferred its gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, the Company was to remit the value of the shortfall to CentrPort in either CentrPort common stock, from its holdings pursuant to a contractual per share fixed value, or in cash, at its election. As of December 31, 2001, the Company had sold
$2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, the Company recognized $1.7 million, in the fourth quarter of 2001 of the $4.1 million deferred gain that was

                      MODEM MEDIA, INC. AND SUBSIDIARIES
recorded as of December 31, 2000. The remaining balance of the deferred gain on its balance sheet was equal to $2.3 million as of December 31, 2001. Subsequent to year-end, in February 2002, the Company, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including (a) the extinguishment of its CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of its obligation to pay the value of its shortfall in either cash or CentrPort common stock and (c) the extension of its $2.5 million note receivable due from the CentrPort Investors to the Company until December 31, 2002. Accordingly, the Company will recognize the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 19).

   In addition, as a result of a valuation the Company received from an independent firm, as of December 31, 2001, regarding the valuation of its investment in CentrPort, the Company concluded that its investment in CentrPort was impaired. Accordingly, the Company reduced its investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $520,000 by recording a $3.2 million charge in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline, the value of the Company's remaining CentrPort investment may become further impaired in 2002.

NOTE 3.  Acquisitions and Dispositions

   In February 2000, the Company acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively hereinafter referred to as "Vivid") for $63.6 million. Vivid was a professional services company with approximately 100 employees that provided engineering and information architecture services primarily to Internet start-ups. The consideration was comprised of $10.2 million in cash, $14.4 million in Modem Media common stock, or 446,010 shares, and $39.0 million in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in the Company's consolidated financial statements from the date of its acquisition. The allocation of the excess of purchase price over the fair value of net assets acquired of $64.5 million was being amortized over a five-year period. As of the end of the fourth quarter of 2000, the Company concluded that the goodwill associated with the Vivid acquisition was impaired, resulting in the write-off of the unamortized balance of $52.8 million (see
Note 4).

   All other acquisitions of the Company during the periods presented are as follows:

   In March 2000, the Company purchased 100% of the outstanding capital stock of its affiliate in Sao Paulo, Brazil ("Modem Media Brazil") from its former parent, True North Communications Inc. ("True North"), for $135,000 in cash. Because the transaction occurred among True North and majority-owned, controlled subsidiaries, the transaction was recorded at historical cost. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Brazil have been included in the Company's consolidated financial statements from the date of its acquisition.

   In February 2000, the Company acquired substantially all of the assets of Eurokapi Multimedia S.A. ("Eurokapi"), a builder and marketer of e-businesses in Paris, France, for $450,000 in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi have

                      MODEM MEDIA, INC. AND SUBSIDIARIES
been included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of $500,000 was being amortized over a five-year period. However, due to adverse market conditions and lower revenues in the Company's Paris office ("Modem Media France"), management's estimates of such office's future operating performance and cash flows declined substantially. Based on the revised estimates, management determined that the value of the goodwill associated with the acquisition of Eurokapi was not recoverable and recorded an impairment charge of $323,000 in the third quarter of 2001 (see Note 4). In the fourth quarter of 2001, the Company decided that it would restructure operations in Paris and recorded a $1.2 million charge. The restructuring is expected to be completed by the second quarter of 2002 (see Note 5).

   In October 1999, the Company acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH ("MEX"), a developer of interactive business solutions in Munich, Germany, for $5.4 million, which was comprised of $3.0 million in cash and $2.4 million in common stock of the Company. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of MEX have been included in the Company's consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of $4.7 million was being amortized over a ten-year period, until December 31, 2001. The amount of goodwill remaining as of December 31, 2001 was $3.4 million. The Company adopted SFAS No. 142 effective January 1, 2002. The Company is in the process of performing the required transitional fair value impairment test on its goodwill as of January 1, 2002 (see Note 1). If the market for the Company's services in Germany continues to decline, the value of the Company's remaining goodwill may be impaired.

   In June 1999, the Company acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan ("Modem Media Japan") for $1.4 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Japan have been included in the Company's consolidated financial statements from the date of its acquisition. Pursuant to the acquisition agreement, the Company made an additional payment to the former owners of Modem Media Japan of $274,000 because the acquired entity's operating results exceeded certain targeted levels during 1999. Such payment was allocated to the cost in excess of the fair value of net assets acquired. Due to adverse changes in market conditions and client relationships, management concluded that the value of its goodwill related to the acquisition of Modem Media Japan was impaired, resulting in the write-off of the unamortized balance of $1.5 million (see Note
4) in the fourth quarter of 2000. In 2001, the Company ceased operations and closed its office in Tokyo (see Note 5).

   In connection with the Company's acquisition of Modem Media Advertising Limited Partnership (the "Modem Partnership") in December 1996, True North agreed to make payments of additional purchase price to the former owners of the Modem Partnership based on certain targeted operating and performance goals. Pursuant to such agreement, True North made payments to the former owners of the Modem Partnership of $18.5 million and $3.3 million during the years ended December 31, 1999 and 1998, respectively, thereby resulting in corresponding increases in goodwill on the books of the Company. Such amounts were amortized over the remainder of the original amortization period until December 31, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and is in the process of performing the required transitional fair value impairment test on its goodwill as of January 1, 2002 (see Note 1).

NOTE 4.  Goodwill Impairment

   Modem Media France--During 2001, Modem Media France experienced material, adverse changes in market conditions, operating results and cash flows. As a result, the Company performed an evaluation of the recoverability of its long-lived assets in accordance with SFAS No. 121. Based on this evaluation, the Company concluded that the value of its goodwill associated with Modem Media France was impaired. As a result, the unamortized balance of $323,000 was written-off during the third quarter of 2001 and is included in "Impairment of goodwill" in the accompanying consolidated statement of operations for the year ended December 31, 2001. In

                      MODEM MEDIA, INC. AND SUBSIDIARIES
the fourth quarter of 2001, the Company made a decision that it would restructure its operations in Paris, France, which is expected to be completed during the second quarter of 2002. As a result of this planned restructuring, the Company recorded a $1.2 million charge in the fourth quarter of 2001 (see
Note 5).

   Vivid--Late in the fourth quarter of 2000, and continuing into the first quarter of 2001, the Vivid business weakened significantly. Specifically, the number of Vivid employees continued to decrease, new assignments that would utilize the skills of the remaining Vivid employees were not secured and market conditions impacted the ability of Internet start-ups to utilize our services. Due to the significance of these developments, the Company performed an evaluation of the recoverability of its long-lived assets in accordance with SFAS No. 121. Based on this evaluation, the Company concluded that the remaining value of its goodwill associated with the Vivid transaction was impaired. As a result, the unamortized balance of $52.8 million was written-off in the fourth quarter of 2000 and is included in "Impairment of goodwill" in the accompanying consolidated statement of operations for the year ended December 31, 2000.

   Modem Media Japan--During 2000, Modem Media Japan experienced material, adverse changes in market conditions and a gradual worsening of its client relationships, which led to substantial declines in the office's operating results and cash flows. As a result, the Company began an evaluation of its operations in Tokyo, Japan and, in an effort to improve its performance, replaced the entire local management team, as well as employees at various other levels throughout the organization. Such efforts ultimately proved unsuccessful in improving the office's financial performance. Due to these developments, the Company performed an evaluation of the recoverability of its long-lived assets in accordance with SFAS No. 121. Based on this evaluation, the Company concluded that the value of its goodwill associated with Modem Media Japan was impaired. As a result, the unamortized balance of $1.5 million was written-off during the fourth quarter of 2000 and is included in "Impairment of goodwill" in the accompanying consolidated statement of operations for the year ended December 31, 2000. During 2001, the Company ceased operations and closed the office in Tokyo, Japan.

NOTE 5.  Restructuring and Other Charges, Net

   During 2001, the Company implemented various restructuring plans to reduce the Company's operating expenses and strengthen both its competitive and financial positions. The restructuring plans were precipitated by a general downturn in the markets served by the Company and a consequent decrease in the demand for the Company's services from its clients. The 2001 charges represent costs incurred in connection with (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in the Company's accrual for excess office space, established in 2000, of an additional $5.7 million, (b) the reduction of corporate headcount and reorganization of capacity across multiple offices, which resulted in a charge of $3.5 million, (c) the decision to cease operations and close the Company's office in Tokyo, Japan, which resulted in a net charge of $1.3 million, (d) the decision made in the fourth quarter of 2001 to restructure the Company's operations in Paris, France, which is expected to be completed during the second quarter of 2002, which resulted in a charge of $1.2 million and an impairment of goodwill charge of $323,000 (see Note 4), (e) the closure of the Company's New York City office and its consolidation into the Company's Norwalk, Connecticut office, which resulted in a net charge of $1.2 million,
(f) the cancellation of the Company's move to new office space in Toronto as a result of the landlord's breach of contract, which resulted in the write-off of $1.0 million of space-related assets and (g) the other than temporary decline in the value of certain marketable securities, which resulted in a write-off of $400,000.

   In 2000, the Company recorded charges related primarily to (a) leased office space reductions in San Francisco and Tokyo, which resulted in a charge of $5.7 million, (b) the reduction in headcount and reorganization of capacity across multiple offices, which resulted in a charge of $600,000, and (c) the write-off of deferred costs related to a proposed public offering of the Company's common stock that was cancelled, which resulted in a charge of $700,000.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The accruals established by the Company, and activities related thereto, are summarized as follows:

                                                  Balance
                                                    at      Charges                            Balances
                                                 Beginning  (Net of             Non-Cash       at End of
                                                  of Year  Reversals) Cash Uses   Uses   Other   Year
                                                 --------- ---------- --------- -------- ----- ---------
                                                                     (in thousands)
Year ended December 31, 1999....................  $   --    $    --    $    --  $    --  $ --   $    --
                                                  ======    =======    =======  =======  ====   =======

Excess facilities...............................  $   --    $ 5,656    $    --  $(1,273) $ --   $ 4,383
Other severance.................................      --        630       (630)      --    --        --
Canceled secondary offering.....................      --        722       (722)      --    --        --
Other...........................................      --         --         --       --   200       200
                                                  ------    -------    -------  -------  ----   -------
Year ended December 31, 2000....................  $   --    $ 7,008    $(1,352) $(1,273) $200   $ 4,583
                                                  ======    =======    =======  =======  ====   =======

Excess facilities...............................  $4,383    $ 7,010    $(2,635) $  (868) $297   $ 8,187
Closure of Tokyo, Japan office, including
  severance.....................................      --      1,282       (683)    (599)   --        --
Restructuring of Paris, France office, including
  severance.....................................      --      1,221         --       --    --     1,221
Other severance.................................      --      3,603     (2,846)      --    --       757
Asset impairments...............................      --      1,416         --   (1,412)   --         4
Other...........................................     200       (200)        --       --    --        --
                                                  ------    -------    -------  -------  ----   -------
Year ended December 31, 2001....................  $4,583    $14,332    $(6,164) $(2,879) $297   $10,169
                                                  ======    =======    =======  =======  ====   =======

                                                  Less: current portion.......................  $ 3,637
                                                                                                -------
                                                  Long-term portion...........................  $ 6,532
                                                                                                =======

NOTE 6.  Property and Equipment

   Property and equipment are included in the accompanying consolidated balance sheets as follows:

                                                   December 31,    Useful Lives
                                                -----------------  ------------
                                                  2001     2000     (in Years)
-                                               --------  -------  ------------
                                                  (in thousands)
Leasehold improvements......................... $  9,203  $ 8,555     3 - 15
Computers and software.........................   13,487   15,110     3 -  5
Furniture and other............................    7,028    8,045     5 - 10
                                                --------  -------
                                                  29,718   31,710
Less: accumulated depreciation and amortization  (13,711)  (9,644)
                                                --------  -------
   Total property and equipment, net........... $ 16,007  $22,066
                                                ========  =======

   Assets held under capital leases are included above as follows:

                                                 December 31,    Useful Lives
                                              -----------------  ------------
                                                2001     2000     (in Years)
   -                                          --------  -------  ------------
                                                (in thousands)
   Furniture and other....................... $  1,691  $ 1,612     5 - 10
   Less: accumulated amortization............   (1,008)    (515)
                                              --------  -------
      Total assets under capital leases, net. $    683  $ 1,097
                                              ========  =======

   Depreciation and amortization expense was $6.5 million, $6.1 million and $3.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense for assets held under capital leases included above was $493,000, $367,000 and $258,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 7.  Debt

   Investment in CentrPort--In June 2000, the Company entered into an agreement that obligated it to purchase, prior to December 2000, approximately 8.5% of the common stock of CentrPort (representing approximately 3.9% of the common stock of CentrPort after the CentrPort Transactions) from a minority interest holder in exchange for $2.6 million, comprised of a note for $1.8 million and cash of $800,000. The Company fulfilled such obligation during the fourth quarter of 2000, by issuing a note payable due in 17 equal monthly installments, which bears an interest rate of 9.5% per annum. The principal balance of the note was $456,000 and $1.8 million as of December 31, 2001 and 2000, respectively for which the current portion is included in "Accrued expenses and other current liabilities" and the long-term portion is included in "Other liabilities" in the accompanying balance sheets.

   DLC Management--In November 2000, DLC Management advanced to the Company money for leasehold improvements at the Company's Norwalk, Connecticut office. Payment for these advances are to be made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances was $373,000 and $411,000 as of December 31, 2001 and 2000, respectively, for which the current portion is included in "Accrued expenses and other current liabilities" and the long-term portion is included in "Other liabilities" in the accompanying balance sheets.

   Interest Expense--The Company incurred interest expense on all borrowings, including those from related parties, of $634,000, $280,000 and $134,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Related party interest expense in the respective totals above are $113,000, $52,000 and $63,000.

NOTE 8.  Equity

   Stockholder Rights Plan--In June 2001, the Company announced the adoption of a Stockholder Rights Plan (the "Plan"). Under the Plan, each stockholder of record at the close of business on June 28, 2001 received a dividend of one right for each share of common stock held. The rights trade with the Company's common stock until they become exercisable. The rights will become exercisable and will detach from the common stock only if any person becomes the beneficial owner of 15% or more of the Company's common stock (subject to certain exceptions) (an "Acquiring Person") or commences a tender or exchange offer for 15% or more of the Company's common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of new series of participating preferred stock at an initial purchase price of $30 per share. The Company has reserved 1,000,000 shares of Series A Participating Cumulative Preferred Stock for issuance on the exercise of the rights. If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase, for the initial purchase price, the Company's common stock having a value of twice the initial purchase price. If the Company is later acquired in a merger or similar transaction, or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase, for the initial purchase price, common stock of the other party to such transaction having a value of twice the initial purchase price. The Board of Directors may redeem the rights at a price of $0.001 per right at any time prior to a specified period of time after a person has become an Acquiring Person. The rights will expire in June 2011, unless earlier exchanged or redeemed.

   The existing reported shareholdings of the Interpublic Group of Companies, Inc. ("IPG") and its affiliates and associates will not trigger any rights under the Plan so long as IPG and its affiliates and associates do not acquire any additional shares of the Company's common stock. IPG acquired True North during 2001 (see Note 11).

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

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Stock Option Exchange Offers--In October 2001, the Company completed a voluntary stock option offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options to be granted on a specified future date, which will be at least six months and one day following the date on which the Company canceled the old options. The exercise price of these new options will be set at the fair market value of the Company's common stock as of the new grant date, which is currently expected to occur during the second quarter of 2002. As a result of this program, 75,800 options were canceled.

   In May 2001, the Company completed a voluntary stock option exchange offer for its eligible employees and directors. Participating employees and directors had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options, which were granted on November 30, 2001. The exercise price of these new options was set at the fair market value ($3.94) of the Company's common stock as of November 30, 2001. As a result of this program, 2,477,001 options were canceled in May 2001 and 2,250,251 were granted on November 30, 2001.

   Common Stock--Prior to June 5, 2000, the Company's common stock consisted of Class A and Class B shares. On that date, the stockholders of the Company approved an amendment to the Company's certificate of incorporation to (a) eliminate references to the Company's Class B common stock, (b) reclassify the Company's Class A common stock as common stock and (c) increase the number of shares of common stock authorized for issuance to 145,000,000. At the time of the amendment, no shares of Class B common stock were outstanding.

   Conversion of Class B Common Stock--On April 26, 2000, True North and its subsidiaries converted all of their shares of the Company's Class B common stock into shares of the Company's Class A common stock. As a result, True North and its subsidiaries' combined voting power in the Company was reduced below 50% of total voting power.

   Stock Splits--On March 1, 2000, the Company effected a 2-for-1 stock split, paid in the form of a stock dividend, of its outstanding common stock. On February 3, 1999, the Company effected a 0.95-for-1 reverse stock split of its outstanding common stock. All historical share and per share amounts have been restated to reflect these stock splits.

   Registration Rights Agreement--In August 1999, the Company and True North entered into a registration rights agreement that contains provisions granting certain holders of common stock the right to participate in certain registrations of the Company's common stock, subject to limitations outlined therein. In addition, the agreement also provides certain holders the right to initiate the registration of their securities, subject to timing and other limitations. In June 2001, IPG acquired True North.

   Stockholders' Agreement--The Company is party to a Stockholders' Agreement dated May 4, 1999, as amended, with True North, G.M. O'Connell, the Company's Chairman, and Robert C. Allen II, the Company's former President and Chief Operating Officer, currently a Managing Director, pursuant to which all of the parties have agreed that (1) until True North no longer owns at least 10% of the Company's outstanding capital stock, such parties would take all actions necessary in order to cause the election of at least one director designated by True North to the Board of Directors of the Company and (2) as long as Mr. O'Connell and Mr. Allen each serves the Company as an executive officer, the parties to such agreement have agreed to take all actions necessary in order to cause their election to the Company's Board of Directors. In June 2001, IPG acquired True North. Since October 2001, two IPG designees serve on the Company's Board of Directors.

   Warrant--In August 1999, the Company entered into an agreement to provide $12.0 million of services to General Electric Company ("GE") through September 30, 2000. In conjunction with GE's commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation a warrant to

                      MODEM MEDIA, INC. AND SUBSIDIARIES
purchase 190,000 shares of the Company's common stock at $12.16 per share, the average of the high and low trading prices during the five trading days prior to the grant date. The warrant vested immediately and expires in August 2004. The fair value of this warrant, as determined by independent appraisal, was $587,000, which was reflected as a reduction of revenues ratably as services were provided. Revenues were reduced by $203,000 and $234,000 during the years ended December 31, 2000 and 1999, respectively. Since GE did not fulfill its commitment prior to September 30, 2000, the unamortized balance of $150,000 was written-off in the third quarter of 2000 and is included in "General and administrative" in the accompanying consolidated statement of operations.

   Initial Public Offering--On February 10, 1999, the Company completed an initial public offering of 5,980,000 shares of its common stock at an offering price of $8.00 per share. Total net proceeds from the offering were $42.0 million. The Company used $6.0 million of these proceeds to settle an intercompany note payable to True North, and the remainder to acquire and fund the operations of businesses in Tokyo, Munich, Paris, Sao Paulo and San Francisco, as well as to fund the operations of CentrPort prior to its financing in December 2000 (see Note 3).

   Preferred Stock--Preferred stock may be issued, from time-to-time, pursuant to a resolution by the Company's Board of Directors that will set forth the voting powers and other pertinent rights of each series.

NOTE 9.  Stock Purchase Plan

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

NOTE 10.  Stock-Based Compensation

   The Company has established various stock-based compensation plans for its officers, directors, key employees and consultants as described below.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Management Incentive Plan--In 2001 the Company adopted the Management Incentive Plan (the "MIP") pursuant to which the Company's senior management may be compensated. The compensation committee administers the MIP. Pursuant to the MIP, the compensation committee in the first 90 days of a performance period will establish the identity of participants in the MIP for that period, goals for these participants and the percentage of these participants' salary to be based on these goals. The MIP provides for the award of compensation in common stock, of which 800,000 shares were made available, and cash of up to $2.5 million per participant per year. The allocation of an award as between stock and cash is at the discretion of the compensation committee. The compensation committee will determine the amount of award a participant has earned within 90 days of the end of the performance period. As of December 31, 2001, no common stock or cash was issued under the MIP.

   2000 Incentive Plan--During 2000, the Company adopted a stock incentive plan pursuant to which a total of 400,000 shares of the Company's common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company's employees (excluding executive officers), directors and consultants. The plan is administered by the compensation committee. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices and other terms of grants of equity awards under the plan. As of December 31, 2001, stock options to purchase 212,849 shares of the Company's common stock were outstanding.

   2000 Restricted Stock Plan--In December 2000, the Modem Media 2000 Restricted Stock Plan became effective. This restricted stock plan is an equity-based compensation plan designed to reward certain employees of the Company for their efforts in enhancing the value of CentrPort. The Company has reserved 528,931 shares of common stock that it owns in CentrPort for this restricted stock plan, representing 10% of the Company's common stock ownership in CentrPort. Under this restricted stock plan, the Company may grant common stock of CentrPort to its employees, which will vest at the end of (a) a lock-up period after the initial public offering of CentrPort's stock or (b) upon a liquidity event (any event in which the Company disposes of any of its stake in CentrPort in exchange for cash or property other than unregistered or restricted stock). An employee cannot resell the stock until it vests and, until an initial public offering of CentrPort, the Company retains the right to vote any stock granted to its employees. If the employee is terminated for any reason, all unvested stock will be forfeited and reacquired by the Company at no cost. The Company's compensation committee administers this restricted stock plan. As of December 31, 2001, the Company had not granted any stock under this plan.

   CentrPort, Inc. 2000 Stock Incentive Plan--During 2000, prior to the CentrPort Transactions, CentrPort granted options to purchase 810,000 shares of CentrPort common stock to certain of the Company's employees pursuant to the CentrPort, Inc. 2000 Stock Incentive Plan (formerly the CentrPort LLC 2000 Incentive Option Plan). All CentrPort options granted to the Company's employees were fully vested at the time of grant. Until CentrPort is a publicly traded company, CentrPort has the right to repurchase vested options upon an employee's termination of employment. As of December 31, 2001, stock options to purchase 625,000 shares of CentrPort's common stock granted to the Company's employees were outstanding (see Note 11).

   1999 Stock Incentive Plan--During 1999, the Company adopted a stock incentive plan pursuant to which a total of 3,000,000 shares of the Company's common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company's employees, directors and consultants. The plan is administered by the compensation committee. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices and other terms of

                      MODEM MEDIA, INC. AND SUBSIDIARIES
grants of equity awards under the plan. As of December 31, 2001, stock options to purchase 1,855,173 shares of the Company's common stock were outstanding.

   1997 Stock Option Plan--During 1997, the Company established a stock option plan ("1997 Plan") pursuant to which a total of 6,080,000 shares of the Company's common stock have been reserved for issuance. Pursuant to the 1997 Plan, the Company may grant stock options and stock purchase rights to the Company's employees, officers, directors and consultants. The Board of Directors, or a committee to whom the Board of Directors has delegated authority, selects the individuals to whom options and stock purchase rights are granted, interprets and adopts rules for the operation of the stock option plan and specifies the vesting, exercise price and other terms of options and stock purchase rights. The maximum term of an incentive stock option granted under the 1997 Plan is generally limited to ten years. The exercise price of incentive stock options granted under the the 1997 Plan must be at least equal to the fair market value of the Company's common stock on the date of grant, as defined. As of December 31, 2001, stock options to purchase 3,838,089 shares of the Company's common stock were outstanding.

   In connection with the transfer to True North of the non-strategic digital interactive marketing operations by the Company, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company's common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company's common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations under the 1997 Plan. As of December 31, 2001, options to purchase up to 191,083 shares of common stock to be satisfied by True North, through IPG, remained outstanding. Upon the exercise of such options, the exercise price will be paid to IPG and IPG will surrender an equivalent number of shares of common stock to the Company.

   Modem Media Advertising Limited Partnership 1996 Option Plan--The Modem Partnership established an option plan pursuant to which units ("Units") representing assignments of beneficial ownership of the Modem Partnership were reserved for issuance. The Modem Partnership ceased to have its own separate existence prior to the Company's initial public offering in February 1999 and the Company assumed the terms and the conditions of this option plan. Pursuant to the terms of the option plan, Units acquired under the option plan were converted into shares of the Company's common stock and options to acquire Units were converted into options to acquire shares of the Company's common stock. Options to purchase 690,492 shares of common stock, which vested immediately and expire on September 30, 2006, were issued under this plan at an exercise price of $0.32 per share, of which 94,400 were outstanding as of December 31, 2001. All available options have been granted under the option plan and no further grants will be made. The compensation committee administers this plan.

   Vivid Plan--As a result of our acquisition of Vivid in 2000, the Company assumed the outstanding options of Vivid that were granted pursuant to the Vivid Holdings, Inc. 1999 Stock Incentive Plan (the "Vivid Plan"). As a result, shares of the Company's common stock are issued upon exercise of options granted under the Vivid Plan. The Vivid Plan authorized grants of stock options (including nonstatutory options and incentive stock options) and common stock of Vivid. As of December 31, 2001, options to purchase an aggregate of 1,218,396 shares of common stock had been granted under the Vivid Plan, of which 44,653 shares are outstanding. Since the acquisition there have been no grants pursuant to the Vivid Plan and there will be no further grants under this plan.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

The Company follows the disclosure-only provisions of SFAS No. 123 and applies APB No. 25 and related interpretations in accounting for its stock option plans. If compensation expense for stock options awarded under the Company's plans had been determined in accordance with SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                                Year Ended December 31,
                                         ------------------------------------
                                            2001          2000        1999
                                          --------      --------    -------
                                         (in thousands, except per share data
    Net (loss) income:
       As reported...................... $ (6,794)     $(74,249)   $ 3,017
       Pro forma........................  (12,561)      (89,832)    (3,176)
    Basic net (loss) income per share:
       As reported...................... $  (0.26)     $  (3.04)   $  0.14
       Pro forma........................    (0.49)        (3.68)     (0.15)
    Diluted net (loss) income per share:
       As reported...................... $  (0.26)     $  (3.04)   $  0.13
       Pro forma........................    (0.49)        (3.68)     (0.15)

   The effects of applying SFAS No. 123 in the pro forma net (loss) income disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

   The following is a summary of the activity under the Company's stock option plans, excluding the CentrPort, Inc. 2000 Stock Incentive Plan, for each annual period presented:

                                                             Year Ended December 31,
                                             --------------------------------------------------------
                                                    2001               2000               1999
                                             ------------------ ------------------ ------------------
                                                       Weighted           Weighted           Weighted
                                                       Average            Average            Average
                                                       Exercise           Exercise           Exercise
                                              Shares    Price    Shares    Price    Shares    Price
                                             --------- -------- --------- -------- --------- --------
Outstanding at the beginning of the year.... 7,093,463  $11.47  5,786,228  $10.51  4,080,348  $ 4.74
Granted..................................... 3,813,174    3.77  4,256,471   18.46  3,118,042   15.67
Assumed in the acquisition of Vivid.........        --      --  1,218,396    2.32         --      --
Exercised...................................   563,317    2.35  1,605,705    3.86    978,374    4.76
Forfeited................................... 2,310,384   16.29  2,437,858   21.92    415,954    6.24
Expired..................................... 1,744,185   14.93    124,069   10.10     17,834    5.41
                                             ---------          ---------          ---------
Outstanding at the end of the year.......... 6,288,751    4.78  7,093,463   11.47  5,786,228   10.51
                                             =========          =========          =========
Exercisable at the end of the year.......... 3,698,544    5.01  3,043,626    9.08  1,643,748   11.10
                                             =========          =========          =========
Weighted-average fair value of options
  granted...................................              3.44              16.33              11.02
Weighted-average fair value of options
  assumed in the acquisition of Vivid.......                --              35.90                 --

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        Year Ended December 31,
                                    -------------------------------
                                      2001       2000       1999
                                    ---------  ---------  ---------
            Risk-free interest rate      4.41%      6.27%      5.89%
            Expected life.......... 4.9 years  4.9 years  4.3 years
            Expected volatility....    145.49%    131.13%     88.49%
            Expected dividend yield        --         --         --

   The following table summarizes information regarding the Company's stock options outstanding and exercisable as of December 31, 2001:

                           Options Outstanding          Options Exercisable
                   ------------------------------------ -------------------
                                 Weighted     Weighted            Weighted
                                 Average       Average             Average
                                Remaining     Exercise            Exercise
    Exercise Price  Shares   Contractual Life   Price    Shares     Price
    -------------- --------- ---------------- --------- --------- ---------
    $0.32.........    94,400        3.5 years $    0.32    94,400 $    0.32
    $1.50.........    44,653        0.4 years      1.50    44,653      1.50
    $2.68--$3.94.. 3,576,017        7.7 years      3.76 1,696,024      3.86
    $4.04--$6.50.. 2,358,527        3.7 years      5.55 1,730,674      3.86
    $9.78--$15.56.   159,254        0.3 years     13.35    80,828     13.18
    $17.88--$26.50    52,900        0.5 years     21.21    50,965     21.34
    $44.00--$50.38     3,000        0.1 years     46.63     1,000     46.62

   Compensation Charges--During the year ended December 31, 2001, the Company recognized compensation expense related to stock-based compensation of $480,000, which is comprised of (a) $420,000 of below-market stock options granted in February 2002, to certain management employees as part of the 2001 bonus plan and (b) $60,000 in stock options issued to a consultant. During the year ended December 31, 2000, the Company recognized compensation expense related to stock-based compensation of $401,000, which is comprised of (a) $144,000 in stock options issued to a consultant, (b) $158,000 related to modifications of existing, fully-vested stock options and (c) $99,000 related to fully-vested stock options issued below fair market value on the date of grant. Compensation expense for such items is included in "General and administrative" in the accompanying consolidated statement of operations.

NOTE 11.  Related Party Transactions

   CentrPort Transactions--In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and entered into the CentrPort Commitment (see Notes 2 and 13). In 2000, certain of the Company's executive officers and employees were granted 810,000 options, in the aggregate, to purchase shares of CentrPort pursuant to the CentrPort Stock Incentive Plan (see Note10). Pursuant to the CentrPort Transactions, the Company designated G.M. O'Connell, its Chairman of the Board, to be a member of CentrPort's Board of Directors.

   IPG Relationship--In June 2001, IPG completed its acquisition of True North. The Company has concluded that there was an ownership change as a result of this transaction, as defined by Section 382 of the Internal Revenue Code, and the Company estimates that the net operating loss carryforward generated prior to this ownership change is subject to an annual limitation of $4.5 million.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Sublease with Bozell, Jacob, Kenyon and Eckhardt, Inc. ("Bozell")--The Company entered into a sublease with Bozell, a subsidiary of IPG, pursuant to which the Company leases office space in New York City. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell's underlying lease.

   Tax Matters Agreement--In 1996, as amended in 1999, the Company and True North (now through IPG) entered into an agreement providing for certain unitary state tax-sharing arrangements. Beginning in 2000, the Company was no longer included in the state tax returns of True North (see Note 14).

   Lease Guarantees--IPG, through True North, is guarantor for the Company's obligations under its lease for office space at its Norwalk, Connecticut office, which lease expires in January 2009, subject to renewal. As of December 31, 2001, the aggregate remaining base rent and operating expenses due under this lease was $21.3 million, subject to adjustment in accordance with the terms of the lease. IPG, through True North, is also guarantor for the Company's obligations under two capital leases for various furniture which expire through November 2003. As of December 31, 2001, the aggregate remaining balance under these furniture leases was $100,000. Pursuant to the Company's agreement with IPG, the Company is responsible for certain of IPG's expenses related to the cost of these guarantees, which cost is calculated monthly at 0.5% of the remaining balance of each lease. For the year ended December 31, 2001 the Company's expense related to these guarantees was $113,000.

   True North Note Receivable--On May 26, 1998, the Company entered into an agreement to loan up to $3.0 million to True North under a demand note facility. Such agreement was amended on November 24, 1998 to increase the availability under such facility to $10.0 million. The Company received repayments from True North under such facility from time-to-time, on demand. The loan bore interest at 5.75% per annum, payable quarterly, unless the parties agreed upon other arrangements. In February 1999, True North repaid all amounts outstanding under this note.

   Due to True North--On December 31, 1996, the Company entered into an agreement with True North, whereby True North provided the Company with a credit facility. The Company received advances from True North under the facility from time-to-time, as requested. In April 1999, the Company repaid all amounts outstanding under this facility.

   Note Payable to True North--The Company had a $6.0 million intercompany note payable to True North due upon completion of an initial public offering of the Company's common stock. This $6.0 million note was repaid to True North in February 1999, upon completion of the Company's initial public offering (see
Note 8).

   All future transactions between the Company and its officers, directors and principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors of the Board, and will be on terms equivalent to or better than those that the Company could obtain from unaffiliated third parties.

NOTE 12.  Employee Benefit Plans

   The Company maintains a profit-sharing plan with a 401(k) feature for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching and/or profit-sharing contributions to the plan at its discretion. In addition, certain employees of the Company have participated in other similar defined contribution plans. Such employees subsequently became participants of the aforementioned profit-sharing plan. The Company also maintains various benefit plans for its international employees. The Company may make discretionary contributions to these plans. The aggregate cost of contributions made by the Company to all employee benefit plans was $767,000, $593,000 and $389,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   In February 1999, the Company adopted the Purchase Plan (see Note 9).

NOTE 13.  Commitments and Contingencies

   Lease Obligations--The Company leases its office facilities and certain equipment under both operating and capital leases, the expirations of which extend through 2009. Future minimum lease payments under noncancellable leases with lease terms in excess of one year as of December 31, 2001 are as follows:

                                                 Capital Operating
                                                 ------- ---------
                                                  (in thousands)
              2002..............................  $509    $ 7,492
              2003..............................   269      7,005
              2004..............................    38      6,690
              2005..............................    --      6,312
              2006..............................    --      6,337
              Thereafter........................    --     16,680
                                                  ----    -------
                                                   816    $50,516
                                                          =======
              Less: amount representing interest   (47)
                                                  ----
                                                  $769
                                                  ====

   The Company is party to a sub-lease of its New York City office space, which proceeds of $988,000, $988,000 and $741,000 are expected for the years ending December 31, 2002, 2003 and 2004, respectively. Such sub-lease is coterminous with the Company's lease and has a expiration date in September 2004.

   In connection with certain leases of office space, the Company has $2.6 million invested in highly liquid, short-term investments as of both December 31, 2001 and 2000, respectively, against which the landlords of such space would be able to make claims in the event of default by the Company of its lease obligations. Such amounts are included in "Other assets" in the accompanying consolidated balance sheets. The Company is not aware of any defaults of its obligations under these leases.

   Rent expense, including rent expense resulting from leases with related parties (see Note 11), was $6.1 million, $7.3 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Lease Guarantees--The Company is guarantor for CentrPort's obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2001, the aggregate remaining base rent and operating expenses due under this lease was $6.5 million, subject to adjustment in accordance with the terms of the lease. The lease provides that once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. CentrPort has committed to the Company that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company's release from its guaranty prior to that time, if possible.

   IPG, through True North, is guarantor for the Company's obligations under its lease for office space at its corporate office, which lease expires in January 2009, subject to renewal. As of December 31, 2001, the aggregate remaining base rent and operating expenses due under this lease was $21.3 million, subject to adjustment in accordance with the terms of the lease. True North is also guarantor for the Company's obligations under two capital leases for various furniture which expire through November 2003. As of December 31, 2001, the aggregate remaining balance under these furniture leases was $100,000. Pursuant to the Company's agreement with True North, the Company is responsible for certain of True North's expenses related to the cost of these guarantees, which cost is calculated monthly at 0.5% of the remaining balance of each lease. For the year ended December 31, 2001 the Company's expense related to these guarantees was $113,000.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   CentrPort Transactions--In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and entered into the CentrPort Commitment. If the CentrPort Commitment was not met in 2001, the Company was obligated to pay the value of the shortfall to CentrPort in cash or CentrPort common stock, at the Company's election. Subsequent to year end, in February 2002, the Company, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including (a) the extinguishment of its CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of its obligation to pay the value of its shortfall in either cash or Centrport common stock and (c) the extension of its $2.5 million note receivable, due from the CentrPort Investors to the Company, until December 31, 2002 (see Notes 2 and 19).

   Employment Agreements--During January 2001, the Company entered into a three-year employment agreement with its President and Chief Executive Officer for an initial base salary of $500,000. The minimum payouts under such agreement would be $1.0 million, subject to adjustments up to $500,000 for certain events.

   Accrued Bonuses--"Accrued expenses and other current liabilities" in the accompanying consolidated balance sheets include accrued bonuses of $3.0 million and $4.7 million as of December 31, 2001 and 2000, respectively. Of the $3.0 million accrued amount at December 31, 2001, $420,000 was conveyed in below-market stock options issued to certain employees in 2002 (see Note 10).

   Litigation--Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming the Company, certain of its officers (G.M. O'Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of the Company's initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities
LLC) as defendants. The complaints have since been consolidated into a single action. The complaints allege, among other things, that the underwriters of the Company's initial public offering violated the securities law by failing to disclose certain alleged compensation arrangements, including commission paid to underwriters and after-market trading practices, in the offering's registration statement. The Company and the officers are named in the complaints pursuant to Section 11 of the Securities Act of 1933, and two of the complaints include a claim against the Company and the officers under Section 10(b) of the Securities Exchange Act of 1934. No specific amount of damages has been claimed. Similar complaints have been filed against more than 300 other issuers that have had initial public offerings since 1998 and all such actions have been included, for pretrial purposes, in a single coordinated proceeding. The Company believes that it has meritorious defenses to these securities lawsuits and the Company intends to defend these actions vigorously. However, due to the inherent uncertainties of securities class action litigation, the Company cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of this litigation could have a material adverse impact on the Company's business, financial condition and results of operations.

   In August 2001, the Company's subsidiary, Modem Media Canada, Inc. ("Modem Media Canada"), brought suit against Citi Core Properties, Ltd. ("Landlord") in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the "Space"). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued the Company, Modem Media Canada and certain of the Company's officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. After the Landlord counter-sued the Company, the Landlord went into receivership. The Space was repossessed by a mortgage holder and is being sold to an unrelated third-party. The Company believes that it has meritorious defenses to the counter-claims and intends to defend this action vigorously. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   From time-to-time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

NOTE 14.  Income Taxes

   Prior to 2000, the Company was included in certain state tax returns of True North. The Company and True North, through IPG, are parties to a tax-sharing arrangement whereby the Company has provided for and paid or has received certain state tax liabilities or refunds, respectively.

   The components of (loss) income before income taxes are as follows:

                                                  Year Ended December 31,
                                                ---------------------------
                                                  2001      2000     1999
                                                --------  --------  -------
                                                       (in thousands)
    Domestic................................... $(11,887) $(63,471) $10,449
    Foreign....................................   (1,508)   (8,496)  (1,729)
                                                --------  --------  -------
       Total (loss) income before income taxes. $(13,395) $(71,967) $ 8,720
                                                ========  ========  =======

   The provision (benefit) for income taxes consists of the following:

                                           Year Ended December 31,
                                          ------------------------
                                           2001     2000     1999
                                          -------  -------  ------
                                               (in thousands)
             Current (benefit) provision:
                Federal.................. $    16  $ 3,105  $4,735
                Foreign..................    (114)     263      16
                State....................     (31)   1,419   1,845
                                          -------  -------  ------
                                             (129)   4,787   6,596
                                          -------  -------  ------
             Deferred benefit:
                Federal..................  (5,605)  (1,928)   (639)
                Foreign..................      --       (6)     (5)
                State....................    (867)    (571)   (249)
                                          -------  -------  ------
                                           (6,472)  (2,505)   (893)
                                          -------  -------  ------
             Total (benefit) provision... $(6,601) $ 2,282  $5,703
                                          =======  =======  ======

   Differences between the Company's effective income tax rate and the statutory federal tax rate were as follows:

                                                Year Ended December 31,
                                                ----------------------
                                                 2001     2000    1999
                                                ----     -----    ----
           Statutory federal tax rate.......... 35.0%      35.0%  35.0%
           State taxes, net of federal benefit.  2.1       (0.8)  11.9
           Goodwill amortization and impairment (8.6)     (33.7)  11.9
           Impact of foreign operations........  0.4       (0.2)  (0.5)
           Other............................... (1.1)        --    0.4
                                                 ----    -----    ----
                                                27.8        0.3   58.7
           Valuation allowance................. 21.5       (3.5)   6.7
                                                 ----    -----    ----
           Effective rate...................... 49.3%      (3.2)% 65.4%
                                                 ====    =====    ====

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The deferred income tax assets and liabilities included in the consolidated financial statements as of the balance sheet dates consist of the following:

                                                     December 31,
                                                   ----------------
                                                    2001     2000
                                                   -------  -------
                                                    (in thousands)
           Deferred tax assets:
              Net operating loss carryforward..... $11,435  $ 6,375
              Excess facility reserves............   4,856    4,891
              Investment in CentrPort.............     824    1,718
              Other assets, accruals and reserves.   1,659    2,253
                                                   -------  -------
                                                    18,774   15,237
              Valuation allowance.................  (2,721)  (3,437)
                                                   -------  -------
                                                    16,053   11,800
                                                   -------  -------
           Deferred tax liabilities:
              Excess facility reserves............   1,823    3,415
              Investment in CentrPort.............      29      920
              Other...............................      53       --
                                                   -------  -------
                                                     1,905    4,335
                                                   -------  -------
              Net deferred tax assets............. $14,148  $ 7,465
                                                   =======  =======

   At December 31, 2001, the Company had a net operating loss carryforward of $26.0 million, which may be used to offset future taxable income, if any. This amount excludes net operating losses generated by Modem Media France as the Company intends to restructure such operations (see Note 5). The Company's net operating loss carryforward results primarily from unused tax deductions from the exercise of stock options and losses of certain foreign subsidiaries. Certain of the Company's net operating losses may be carried forward for periods ranging from five to twenty years and others may be carried forward indefinitely. A valuation allowance of $2.7 million has been established for a portion of the total deferred tax assets. The Company has concluded that, as a result of IPG's acquisition of True North (see Note 8) it has undergone an ownership change as defined in Section 382 of the Internal Revenue Code, and estimates that its U.S. Federal net operating loss carryforward generated prior to the ownership change is subject to an annual limitation of approximately $4.5 million.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

NOTE 15.  Geographic Information

   Information about the Company's operations in different geographic regions as of and for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                   December 31,
                                           ----------------------------
                                             2001      2000      1999
                                           --------  --------  --------
                                                  (in thousands)
        Revenues:
        North America (1)................. $ 72,687  $111,691  $ 63,869
        International (2).................   30,350    22,653    10,167
                                           --------  --------  --------
                                           $103,037  $134,344  $ 74,036
                                           ========  ========  ========
        (Loss) income before income taxes:
        North America..................... $ (7,693) $(62,969) $ 10,531
        International.....................   (5,702)   (8,998)   (1,811)
                                           --------  --------  --------
                                           $(13,395) $(71,967) $  8,720
                                           ========  ========  ========
        Net (loss) income:
        North America..................... $ (1,015) $(65,212) $  4,799
        International.....................   (5,779)   (9,037)   (1,782)
                                           --------  --------  --------
                                           $ (6,794) $(74,249) $  3,017
                                           ========  ========  ========
        Identifiable assets:
        North America (3)................. $127,789  $144,190  $127,358
        International (4).................   15,166    17,315    18,374
                                           --------  --------  --------
                                           $142,955  $161,505  $145,732
                                           ========  ========  ========

--------
(1) Revenues for the United States, included in North America, for the years ended December 31, 2001, 2000 and 1999 were $68.8 million, $106.1 million and $61.6 million, respectively.

(2) Revenues for the United Kingdom, included in international, for the years ended December 31, 2001, 2000 and 1999 were $22.3 million, $12.9 million and $6.2 million, respectively.

(3) Includes long-lived assets, consisting of property and equipment (net), for the United States at the year ended December 31, 2001, 2000 and 1999 of $12.6 million, $16.9 million and $11.3 million, respectively.

(4) Includes long-lived assets, consisting of property and equipment (net), for the United Kingdom at the year ended December 31, 2001, 2000 and 1999 of $6.2 million, $2.4 million and $1.2 million, respectively.

NOTE 16.  Supplemental Cash Flow Information

   Information about the Company's cash flow activities related to acquisitions during the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                           December 31,
                                                      ----------------------
                                                      2001   2000     1999
                                                      ---- --------  -------
                                                          (in thousands)
  Fair value of assets acquired, net of cash acquired $ -- $ 66,824  $ 8,276
  Liabilities assumed................................   --   (2,262)  (1,252)
  Common stock issued................................   --  (14,400)  (2,400)
  Stock-based compensation obligations assumed.......   --  (39,000)      --
                                                      ---- --------  -------
  Acquisitions, net of cash acquired................. $ -- $ 11,162  $ 4,624
                                                      ==== ========  =======

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   Information about the Company's other cash flow activities during the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                                        December 31,
                                                                                   -----------------------
                                                                                    2001     2000   1999
                                                                                   -------  ------ -------
                                                                                       (in thousands)
Supplemental disclosures of cash flow information:
   Cash paid for interest......................................................... $   948  $  264 $   134
   Cash (refunded) paid for income taxes, net.....................................  (1,538)     88     875
Supplemental disclosures of non-cash investing and financing activities:
   Capital lease and other obligations incurred for the purchase of property and
     equipment....................................................................     104   2,687     435
   Note payable issued in connection with the Company's purchase of an
     additional interest in CentrPort (see Note 7)................................      --   1,841      --
   Common stock issued in connection with the Company's purchase of an
     additional interest in CentrPort (see Note 2)................................      --   1,863      --
   Charge for excess value paid to acquire subsidiary common stock (see Note 2)...      --   1,435      --
   Stock-based compensation (see Note 10).........................................     420     463      --
   Unrealized (gain) loss on available-for-sale securities, net of taxes..........    (164)    164      --
   Increase in goodwill as a result of payments by True North to the former Modem
     Partnership Partners (see Note 3)............................................      --      --  18,518

NOTE 17.  Bad Debt Reserve

   The bad debt reserve and related activity is as follows:

                              Balance at           Write-offs,
                             Beginning of Bad Debt   Net of           Balance at
                                 Year     Expense  Recoveries  Other  End of Year
                             ------------ -------- ----------- -----  -----------
                                                (in thousands)
Year ended December 31, 2001    $1,389      $158      $(114)   $(905)   $  528
                                ======      ====      =====    =====    ======
Year ended December 31, 2000    $1,151      $696      $(436)   $ (22)   $1,389
                                ======      ====      =====    =====    ======
Year ended December 31, 1999    $  968      $316      $(147)   $  14    $1,151
                                ======      ====      =====    =====    ======

NOTE 18.  Quarterly Results of Operations (Unaudited)

                                                 Three Months Ended
                                     -----------------------------------------
                                     March 31 June 30  September 30 December 31
                                     -------- -------  ------------ -----------
                                       (in thousands, except per share data)
 2001
 Revenues........................... $33,428  $26,073    $23,068     $ 20,468
 Gross profit.......................  14,693   11,613      9,700        9,897
 Operating (loss) income............  (2,455)  (8,065)    (3,271)         764
 Loss before income taxes...........  (2,000)  (7,775)    (3,050)        (570)
 Net income (loss)..................     128   (5,530)    (1,941)         549
 Basic net income (loss) per share..    0.01    (0.21)     (0.08)        0.02
 Diluted net income (loss) per share    0.01    (0.21)     (0.08)        0.02

 2000
 Revenues........................... $28,537  $32,825    $37,788     $ 35,194
 Gross profit.......................  14,221   14,990     18,601       17,444
 Operating loss.....................  (2,864)  (5,768)    (2,629)     (62,572)
 Loss before income taxes...........  (2,320)  (5,331)    (2,202)     (62,114)
 Net loss...........................  (2,967)  (5,755)    (3,795)     (61,732)
 Basic net loss per share...........   (0.13)   (0.24)     (0.15)       (2.47)
 Diluted net loss per share.........   (0.13)   (0.24)     (0.15)       (2.47)

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

   In the first quarter of 2001, the Company implemented a series of restructuring actions across the entire organization that resulted in a decrease of approximately 10% of the Company's employees. These actions included (a) a reduction in corporate staff, (b) the decision to close the Company's office in Tokyo, Japan, which ceased operations during the second quarter of 2001 and (c) the realignment of capacity across multiple offices. As a result of these actions, the Company recorded a pre-tax restructuring charge of $2.4 million during the three months ended March 31, 2001. In addition, the Company recorded an other than temporary, non-cash, pre-tax impairment charge of $400,000 related to a decline in the value of certain marketable securities.

   In the second quarter of 2001, due to the significant and rapid deterioration in the San Francisco commercial real estate market, the Company increased its accrual for excess office space by $5.7 million. Such increase represents an adjustment to the Company's original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers' fees. The Company also canceled its plan to move its Toronto operations to new office space due to the landlord's breach of the lease agreement. As a result, the Company recorded a charge of $1.1 million to write-off certain leasehold improvements and other assets that no longer have future value to the Company. In addition, the Company continued to realign capacity across multiple offices and reduce headcount, which resulted in a charge of $1.0 million.

   In the third quarter of 2001, the Company made the decision to consolidate its office in New York City with its office in Norwalk, Connecticut. In conjunction with such decision, the Company recorded a charge of $2.5 million. In addition, due to adverse market conditions and lower revenues in the Company's Paris, France office, the Company's estimates of such office's future performance and cash flows declined substantially. Based on these revised estimates, the Company concluded that the goodwill associated with such office was not recoverable. As such, the Company recorded an impairment charge of $323,000 during the three months ended September 30, 2001 to write-off the unamortized balance of such goodwill. Also, the Company commenced a series of reorganization actions, which reduced staff by 26 employees or approximately 5.0% of the Company's total employees. As a result, the Company recorded a pre-tax charge of $682,000 during the three months ended September 30, 2001. Partially offsetting these charges was a reversal of a $618,000 accrual related to the closing of the Tokyo, Japan office, which ceased operations in the second quarter.

   During the fourth quarter of 2001, the Company announced that it would restructure its Paris, France operations, which is expected to be completed during the second quarter of 2002. As a result, the Company recorded a charge of $1.2 million in the three-month period ending December 31, 2001. In addition, the Company continued to realign capacity across multiple offices and reduced headcount further, which resulted in a charge of $1.4 million. Primarily, offsetting these items was a reversal to the accrual for the New York City office closure for $1.3 million, as the Company was able to sub-let the office space earlier than anticipated.

   During the first quarter of 2000, the Company acquired Vivid in a business combination accounted for under the purchase method of accounting (see Note 3). Goodwill resulting from such acquisition was being amortized over a five-year period and resulted in $3.2 million in goodwill amortization per quarter during 2000. Such amortization began in the month of acquisition and, therefore, the impact on the first quarter was less significant than in subsequent quarters. Furthermore, during the fourth quarter of 2000, the Company recognized a one-time, non-cash goodwill impairment charge of $52.8 million related to the acquisition of Vivid (see Note 4).

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   During the second quarter of 2000, the Company cancelled its postponed secondary offering of common stock resulting in a write-off of $722,000 in deferred offering costs during such quarter (see Note 5).

   During the fourth quarter of 2000, in addition to the Vivid goodwill impairment charge discussed above, the Company incurred $7.8 million in one-time charges related to the reduction of office space, severance costs, and the impairment of goodwill related to the acquisition of Modem Media Japan (see Notes 3, 4 and 5).

NOTE 19.  Subsequent Events

   CentrPort Agreements--As indicated in Note 2, the Company executed, in February 2002, various agreements with CentrPort and the CentrPort Investors amending previous agreements, including (a) the extinguishment of the Company's commitment and shortfall requirement to sell further CentrPort products and services and (b) the extension of the Company's note receivable due from CentrPort Investors to the Company until December 31, 2002.

   As a result of the extinguishment of the commitment mentioned above, the Company will recognize the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 2).

                      MODEM MEDIA, INC. AND SUBSIDIARIES

ITEM 8.  SUPPLEMENTARY DATA

   On March 7, 2002, G.M. O'Connell, our Chairman, amended and extended his Sales Plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, which was originally entered into on March 20, 2000 to implement a sales program to sell up to 1,000,000 shares of our common stock, within certain parameters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors

   Reference is made to pages 4 through 5 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 29, 2002.

(b) Identification of Executive Officers

   Reference is made to Part I of this Form 10-K.

(c) Business Experience

   Reference is made to Part I of this Form 10-K for the business experience of our executive officers. Reference is made to pages 4 through 5 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 29, 2002, and to Part I of this Form 10-K for the business experience of our directors.

Compliance with Section 16(a) of the Exchange Act

   Reference is made to information set forth under the caption "Stock Ownership--Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 29, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

   Reference is made to the information set forth under the captions "Director Compensation" and "Executive Compensation" on pages 6 and 11, respectively, of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 29, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   For information with respect to beneficial ownership of our voting securities, reference is made to the information set forth under the caption "Stock Ownership" on pages 8 through 9 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 29, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information set forth under the captions "Certain Relationships and Related Transactions" on page 7 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 29, 2002.

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

   1. Financial Statements

       Modem Media, Inc. and Subsidiaries

       Report of Independent Public Accountants

       Consolidated Balance Sheets as of December 31, 2001 and 2000

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

  4.1   Form of the Company's common stock certificate for stockholders as of June 28, 2001

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

Exhibit
  No.                                            Description
-------                                          -----------

 4.9    Rights Agreement dated June 18, 2001 between the Company and EquiServe Trust Company,
        NA (14)

10.1(a) 1997 Stock Option Plan, as amended (2)

10.1(b) 1999 Employee Stock Purchase Plan (2)

10.1(c) Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment (3)

10.1(d) 1999 Stock Incentive Plan (8)

10.1(e) Vivid Holdings, Inc. 1999 Stock Incentive Plan (9)

10.1(f) Modem Media 2000 Stock Incentive Plan (10)

10.1(g) Modem Media 2000 Restricted Stock Plan (13)

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

10.2(c) Letter Agreement dated January 31, 2000 between the Company and Gerald M. O'Connell (5)

10.2(d) Letter Agreement dated January 31, 2000 between the Company and Robert C. Allen, II (5)

10.2(e) Letter Agreement dated April 19, 1999 between the Company and Sloane Levy (5)

10.2(f) Letter Agreement dated January 31, 2000 between the Company and Sloane Levy (5)

10.2(g) Employment Agreement dated January 4, 2001 between the Company and Frank J.
        Connolly, Jr. (13)

10.2(h) Employment Agreement dated January 15, 2001 between the Company and Marc C. Particelli (13)

10.2(i) Employment Agreement dated February 14, 1996 between the Company and David P. Lynch (15)

10.2(j) Letter Agreement dated January 31, 2000 between the Company and David P. Lynch (15)

10.2(k) Letter Agreement dated June 1, 2000 between the Company and Peter Moritz (15)

10.2(l) Letter Agreement dated May 14, 2001 between the Company and Peter Moritz (15)

10.2(m) Letter Agreement dated March 8, 2000 between the Company and Sylvia Price

10.3(a) Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Gerald M. O'Connell (2)

10.3(b) Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Robert C. Allen, II (2)

10.3(c) Covenant Not to Compete or Solicit Business dated January 15, 2001 between the Company and
        Marc C. Particelli (13)

10.4    Douglas C Ahlers Registration Letter dated April 30, 1999(4)

10.5    Form of Indemnification Agreement (2)

10.6    Sublease Agreement dated August 1, 1998 between the Company and Bozell, Jacobs, Kenyon &
        Eckhardt, Inc. (2)

Exhibit
  No.                                               Description
-------                                             -----------
10.7     Form of Affiliate Agreement by and between the Company and Modem Media. Poppe Tyson do
         Brasil Ltda. (2)
10.8     Agreement and Plan of Merger dated as of December 17, 1999 among the Company, Modem
         Media. Poppe Tyson Merger Corp., Vivid Holdings, Inc., Vivid Publishing, Inc. and the
         stockholders of Vivid Holdings, Inc. (6)
10.9     Stock Purchase Agreement dated December 17, 1999 among Vivid Holdings, Inc., Vivid Publishing,
         Inc., Computer Associates International, Inc. and the Company (6)
10.10    Form of Asset Purchase Agreement dated February 2, 1999 by and between the Company and True
         North Communications Inc. (2)
10.11    Form of Asset Purchase Agreement dated February 2, 1999 by and between the Company and R/GA
         Media Group, Inc. (2)
10.12    Form of Agreement and Plan of Merger dated February 2, 1999 among True North Communications
         Inc., PT Controlled, Inc., the Company and each of Douglas C. Ahlers, Robert C. Allen, II, Gerald
         M. O'Connell and Kraft Enterprises, Ltd. (2)
10.13+   Share Transfer Agreement dated October 4, 1999 of Mex MULTIMEDIA EXPERTS GmbH by
         Modem Media Germany Holding Company GmbH, a wholly-owned subsidiary of the Company (4)
10.14++  Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the
         Investors named therein (12)
10.14(a) Amendment No.1 to Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the Investors named therein, effective as of December 31, 2001
10.15    Resellers Agreement dated December 22, 2000 by and between CentrPort, Inc. and the
         Company (13)
10.15(a) Amendment to Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company, effective as of December 31, 2001
21.1     List of subsidiaries
99.1     Letter to the Securities and Exchange Commission pursuant to Temporary Note 3T, dated March 28,
         2002

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

(12) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on January 5, 2001, amending the Form 8-K filed on December 22, 2000
(13) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2001 for the period ended December 31, 2000
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2001
(15) Incorporated by reference to the Company's Quarterly Report Form on 10-Q for the period ended June 30, 2001
--------
   + The Company was granted confidential treatment by the Securities and
     Exchange Commission for portions of this document.
  ++ The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this document.

   (b) Reports on Form 8-K

      The Company filed a Form 8-K, dated October 5, 2001, reporting in Item 5 the appointment of Larry Weber and Bruce Nelson to our Board of Directors effective immediately. Messrs. Weber and Nelson were appointed upon the resignation of Donald M. Elliman and Donald L. Seeley, who were designees of True North Communications.

      The Company filed a Form 8-K, dated November 6, 2001, reporting in Item 5 a number of organizational changes, which were effective immediately.

      The Company filed a Form 8-K, dated March 1, 2002, reporting in Item 5 the Company's issuance of a press release correcting its February 28, 2002 press release that announced the Company's fourth quarter 2001 and year-end December 31, 2001.

   (c) The Exhibits filed with this report are listed in response to Item 14(a)
       3.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 28th day of March, 2002.

                                          MODEM MEDIA, INC.

                                                  /S/  MARC C. PARTICELLI
                                          By: _______________________________
                                                     Marc C. Particelli
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY
   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc C. Particelli, Frank Connolly, and Sloane Levy acting severally, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                       Title                   Date
          ---------                       -----                   ----

  /S/  GERALD M. O'CONNELL    Chairman of the Board of       March 28, 2002
-----------------------------   Directors
     Gerald M. O'Connell

   /S/  MARC C. PARTICELLI    President and Chief Executive  March 28, 2002
-----------------------------   Officer and Director
     Marc C. Particelli         (Principal Executive
                                Officer)

 /S/  FRANK J. CONNOLLY, JR.  Chief Financial Officer        March 28, 2002
-----------------------------   (Principal Financial and
   Frank J. Connolly, Jr.       Accounting Officer)

  /S/  ROBERT C. ALLEN, II    Managing Director and Director March 28, 2002
-----------------------------
     Robert C. Allen, II

    /S/  ROBERT H. BEEBY      Director                       March 28, 2002
-----------------------------
       Robert H. Beeby

 /S/  RICHARD M. HOCHHAUSER   Director                       March 28, 2002
-----------------------------
    Richard M. Hochhauser

    /S/  BRUCE S. NELSON      Director                       March 28, 2002
-----------------------------
       Bruce S. Nelson

          Signature                       Title                  Date
          ---------                       -----                  ----

      /S/  DON PEPPERS        Director                      March 28, 2002
-----------------------------
         Don Peppers

     /S/  V. LARRY WEBER      Director                      March 28, 2002
-----------------------------
       V. Larry Weber

    /S/  JOSEPH R. ZIMMEL     Director                      March 28, 2002
-----------------------------
      Joseph R. Zimmel

                               INDEX TO EXHIBITS


Exhibit No.                                             Description
-----------                                             -----------

   3.1      Amended and Restated Certificate of Incorporation of the Company, effective as of June 5, 2000 (1)

   3.2      Amended and Restated Bylaws of the Company, effective as of June 5, 2000 (1)

   4.1      Form of the Company's common stock certificate for stockholders as of June 28, 2001

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

   4.9      Rights Agreement dated June 18, 2001 between the Company and EquiServe Trust Company,
            NA (14)

  10.1(a)   1997 Stock Option Plan, as amended (2)

  10.1(b)   1999 Employee Stock Purchase Plan (2)

  10.1(c)   Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment (3)

  10.1(d)   1999 Stock Incentive Plan (8)

  10.1(e)   Vivid Holdings, Inc. 1999 Stock Incentive Plan (9)

  10.1(f)   Modem Media 2000 Stock Incentive Plan (10)

  10.1(g)   Modem Media 2000 Restricted Stock Plan (13)

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

  10.2(c)   Letter Agreement dated January 31, 2000 between the Company and Gerald M. O'Connell (5)

  10.2(d)   Letter Agreement dated January 31, 2000 between the Company and Robert C. Allen, II (5)

  10.2(e)   Letter Agreement dated April 19, 1999 between the Company and Sloane Levy (5)

Exhibit No.                                             Description
-----------                                             -----------

 10.2(f)    Letter Agreement dated January 31, 2000 between the Company and Sloane Levy (5)

 10.2(g)    Employment Agreement dated January 4, 2001 between the Company and Frank J. Connolly, Jr. (13)

 10.2(h)    Employment Agreement dated January 15, 2001 between the Company and Marc C. Particelli (13)

 10.2(i)    Employment Agreement dated February 14, 1996 between the Company and David P. Lynch (15)

 10.2(j)    Letter Agreement dated January 31, 2000 between the Company and David P. Lynch (15)

 10.2(k)    Letter Agreement dated June 1, 2000 between the Company and Peter Moritz (15)

 10.2(l)    Letter Agreement dated May 14, 2001 between the Company and Peter Moritz (15)

 10.2(m)    Letter Agreement dated March 8, 2000 between the Company and Sylvia Price

 10.3(a)    Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Gerald M. O'Connell (2)

 10.3(b)    Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Robert C. Allen, II (2)

 10.3(c)    Covenant Not to Compete or Solicit Business dated January 15, 2001 between the Company and Marc
            C. Particelli (13)

 10.4       Douglas C. Anlers Resignation Letter dated April 30, 1999 (4)

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

 10.14++    Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the
            Investors named therein (12)

 10.14(a)   Amendment No.1 to Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the
            Company and the Investors named therein, effective as of December 31, 2001

Exhibit No.                                           Description
-----------                                           -----------

10.15       Resellers Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company (13)

10.15(a)    Amendment to Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the
            Company, effective as of December 31, 2001

21.1        List of subsidiaries

99.1        Letter to the Securities and Exchange Commission pursuant to Temporary Note 3T, dated March 28,
            2002

--------
 (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000
 (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-68057)
 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999
 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999
 (5) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 15, 2000 for the period ended December 31, 1999
 (6) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 25, 2000, as amended
 (7) Incorporated by reference to the Company's Quarterly Report on the Form 10-Q for the period ended March 31, 2000
 (8) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-96483)
 (9) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-30096)
(10) Incorporated by reference to the Company's Registration Statement on Form S-8. (File No. 333-46204)
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000
(12) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on January 5, 2001, amending the Form 8-K filed on December 22, 2000
(13) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 28, 2001 for the period ended December 31, 2000
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2001
(15) Incorporated by reference to the Company's Quarterly Report Form on 10-Q for the period ended June 30, 2001
--------
   + The Company was granted confidential treatment by the Securities and
     Exchange Commission for portions of this document.
  ++ The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this document.