Form 10-Q
period 2002-03-31
MODEM MEDIA INC
filed 2002-05-15
CIK 1024787

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2002

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 25,939,577 shares of the Registrant's Common Stock, $.001 par value, outstanding as of April 15, 2002.

================================================================================

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS...........................................   2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.......................   3
         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.....   4
         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.....   5
         Notes to Consolidated Financial Statements...................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................  19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................  20

Item 6.  Exhibits and Reports on Form 8-K.............................................................  20
         Signatures...................................................................................  21

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

  . the ability of our sub-tenant to continue to meet its obligations under our sub-lease agreement for our New York City office space;

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

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)

                                                                                                      March 31,  December 31,
                                                                                                        2002         2001
                                                                                                     ----------- ------------
                                                                                                     (unaudited)
                                              ASSETS
Current assets:
   Cash and cash equivalents........................................................................  $ 39,550     $ 40,918
   Short-term investments...........................................................................        46           77
   Accounts receivable, net of bad debt reserve of $450 and $528, respectively......................    13,961       16,309
   Unbilled revenues................................................................................     3,424          521
   Deferred income taxes............................................................................     2,536        3,214
   Prepaid expenses and other current assets........................................................     3,938        4,603
                                                                                                      --------     --------
      Total current assets..........................................................................    63,455       65,642
Noncurrent assets:
   Property and equipment, net of accumulated depreciation of $14,980 and $13,711, respectively.....    14,557       16,007
   Goodwill, net of accumulated amortization of $12,920 and $12,938, respectively ..................    46,487       46,547
   Deferred income taxes............................................................................    10,498       10,934
   Other assets.....................................................................................     3,763        3,825
                                                                                                      --------     --------
      Total noncurrent assets.......................................................................    75,305       77,313
                                                                                                      --------     --------
      Total assets..................................................................................  $138,760     $142,955
                                                                                                      ========     ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................................  $  3,643     $  3,727
   Pre-billed media.................................................................................     9,234        9,789
   Deferred revenues................................................................................     4,388        3,810
   Deferred gain on sale of CentrPort preferred stock...............................................        --        2,317
   Accrued expenses and other current liabilities...................................................    11,894       16,464
                                                                                                      --------     --------
      Total current liabilities.....................................................................    29,159       36,107
Noncurrent liabilities:
   Capital lease obligations, less current portion..................................................       526          268
   Other liabilities................................................................................     7,888        7,665
Stockholders' equity:
   Common stock, $.001 par value--145,000,000 shares authorized, 26,146,026 and 26,023,754 issued,
    respectively....................................................................................        26           26
   Preferred stock, $.001 par value--5,000,000 shares authorized, none issued and outstanding.......        --           --
   Paid-in capital..................................................................................   191,608      190,785
   Accumulated deficit..............................................................................   (88,108)     (89,647)
   Treasury stock, 206,732 and 199,773 shares of common stock, respectively, at cost................    (1,219)      (1,200)
   Accumulated other comprehensive income...........................................................    (1,120)      (1,049)
                                                                                                      --------     --------
      Total stockholders' equity....................................................................   101,187       98,915
                                                                                                      --------     --------
      Total liabilities and stockholders' equity....................................................  $138,760     $142,955
                                                                                                      ========     ========




                See notes to consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                          Three Months Ended
                                                              March 31,
                                                          -----------------
                                                            2002      2001
                                                          -------   -------
                                                             (unaudited)
    Revenues............................................. $20,029   $34,376
    Cost of revenues.....................................  11,029    19,683
                                                          -------   -------
    Gross profit.........................................   9,000    14,693
    Operating expenses:
       Sales and marketing...............................     554     1,257
       General and administrative........................   5,882    10,851
       Restructuring and other charges, net..............     767     2,448
       Depreciation and amortization.....................   1,400     1,735
       Amortization of goodwill..........................      --       857
                                                          -------   -------
           Total operating expenses......................   8,603    17,148
                                                          -------   -------
    Operating income (loss)..............................     397    (2,455)
    Gain on sale of CentrPort stock......................   2,317        --
    Interest income, net.................................      14       455
                                                          -------   -------
    Income (loss) before income taxes....................   2,728    (2,000)
    Provision (benefit) for income taxes.................   1,189    (2,128)
                                                          -------   -------
    Net income........................................... $ 1,539   $   128
                                                          =======   =======
    Net income per share:
       Basic............................................. $  0.06   $  0.01
                                                          =======   =======
       Diluted........................................... $  0.06   $  0.00
                                                          =======   =======
    Weighted-average number of common shares outstanding:
       Basic.............................................  25,859    25,440
                                                          =======   =======
       Diluted...........................................  26,038    25,760
                                                          =======   =======

                See notes to consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                   -----------------
                                                                                     2002     2001
                                                                                   -------   -------
                                                                                      (unaudited)
Cash flows from operating activities:
   Net income..................................................................... $ 1,539   $   128
   Adjustments to reconcile net income to net cash used in operating activities:
       Non-cash restructuring costs...............................................      --     1,582
       Depreciation and amortization..............................................   1,400     1,735
       Amortization of goodwill...................................................      --       857
       Non-cash income taxes......................................................   1,114    (2,187)
       Gain from the sale of CentrPort stock......................................  (2,317)       --
       Provision for bad debt expense.............................................       3        82
       Other......................................................................      70       459
       Changes in assets and liabilities:
          Accounts receivable.....................................................   2,266     5,576
          Unbilled revenues.......................................................  (2,903)     (266)
          Prepaid expenses and other current assets...............................     665     1,691
          Accounts payable, accrued expenses and other current liabilities........  (3,137)   (2,644)
          Pre-billed media........................................................    (555)   (6,835)
          Deferred revenues.......................................................     578    (1,855)
          Other, net..............................................................     (83)     (510)
                                                                                   -------   -------
              Net cash used in operating activities...............................  (1,360)   (2,187)
Cash flows from investing activities:
   Purchases of property and equipment............................................     (50)   (1,062)
   Purchases of short-term investments............................................      --      (342)
   Maturities of short-term investments...........................................      31        --
                                                                                   -------   -------
              Net cash used in investing activities...............................     (19)   (1,404)
Cash flows from financing activities:
   Purchases of treasury stock....................................................     (19)       (3)
   Principal payments made under capital lease obligations........................     (55)     (108)
   Exercises of stock options and issuances of stock under the employee stock
     purchase plan................................................................     399       916
   Repayment of debt..............................................................    (300)     (318)
                                                                                   -------   -------
              Net cash provided by financing activities...........................      25       487
                                                                                   -------   -------
Effect of exchange rates on cash and cash equivalents.............................     (14)        1
                                                                                   -------   -------
Net decrease in cash and cash equivalents.........................................  (1,368)   (3,103)
Cash and cash equivalents, beginning of the period................................  40,918    35,564
                                                                                   -------   -------
Cash and cash equivalents, end of the period...................................... $39,550   $32,461
                                                                                   =======   =======

                See notes to consolidated financial statements.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation and Summary of Significant Accounting Policies

   Nature of Operations--Modem Media, Inc. (the "Company") is an interactive marketing strategy and services firm. The Company is a marketing partner to many of the world's leading companies and uses digital marketing and technologies to help its clients realize greater value from their most vital asset--their customers. The Company leverages its experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company also maintains offices in San Francisco, Toronto, London, Munich, Hong Kong and Sao Paulo.

   Basis of Presentation--The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

   Revenue Recognition and Billing--A majority of the Company's revenues are derived from fixed-fee or retainer assignments. The Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Among other things, SAB No. 101 provides guidance on applying generally accepted accounting principles to certain revenue recognition issues. The Company recognizes revenues as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client reimbursable out-of-pocket costs in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company periodically reviews its deferred revenues related to client projects to determine if the Company has further obligation to the client for certain projects. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF 01-14"). The Company's adoption of EITF 01-14 results in increased revenues and increased cost of revenues. Prior periods have been restated to conform to this presentation. The Company had revenues and cost of revenues related to such expenses of $0.8 million and $0.9 million for the first quarter of 2002 and 2001, respectively.

   Restructuring and Other Charges--Restructuring and other charges include the costs associated with the Company's restructuring actions taken in the periods presented. Charges were recorded at the time the decision

                      MODEM MEDIA, INC. AND SUBSIDIARIES
was made to restructure operations and when the Company approved the restructuring plans. The charges consisted of costs that were incremental to the Company's ongoing operations and were incurred to close offices and restructure operations in certain locations, reduce excess office facilities and equipment and employee termination-related charges. A liability was recorded for costs that could be reasonably estimated (see Note 5).

   Business Concentrations and Credit Risk--The Company's services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from three clients representing 15.3%, 14.8% and 10.5% of revenues during the quarter ended March 31, 2002. The Company had revenues from one client representing 25.3% of total revenues during the quarter ended March 31, 2001. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had four clients accounting for 17.5%, 15.7%, 13.3% and 12.4% of total gross accounts receivable as of March 31, 2002. The Company had two clients accounting for 13.4% and 11.5% of total gross accounts receivable as of March 31, 2001.

   Goodwill--Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Carrying values are tested annually for impairment and between annual tests if events or circumstances change. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") effective January 1, 2002 (see Notes 4 and 8).

   Net Income Per Share--In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income per share gives effect to all potentially dilutive securities that were outstanding during each period.

                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                                2002    2001
                                                               ------  ------
                                                               (In thousands)
  Basic weighted-average number of common shares outstanding.. 25,859  25,440
  Potentially dilutive effect of stock options and warrants...    179     320
                                                               ------  ------
  Diluted weighted-average number of common shares outstanding 26,038  25,760
                                                               ======  ======

   Recently Issued Accounting Pronouncements--In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS No. 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandoned. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002 and adoption of SFAS No. 144 did not have a material effect on the Company's financial position or results of operations.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date will be accounted for under SFAS No. 142 by the Company

                      MODEM MEDIA, INC. AND SUBSIDIARIES
beginning on January 1, 2002. This statement eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The Company is in the process of performing the required transitional fair value impairment test on its goodwill and reviewing separable intangible assets, if any, as of January 1, 2002. The Company recorded $0.9 million, or $0.03 per share, of goodwill amortization for the first quarter of 2001. As a result of the adoption of SFAS No. 142, the Company no longer records goodwill amortization (see Notes 4 and 8).

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). This statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

2.  CentrPort, Inc.

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

   The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort and the Founders' Stock Transaction are hereinafter collectively referred to as the "CentrPort Transactions." As a result of the CentrPort Transactions, the Company's ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%. Through the date of the CentrPort Transactions, the Company consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that the Company was CentrPort's sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, the Company has accounted for its investment in CentrPort under the cost method.

                      MODEM MEDIA, INC. AND SUBSIDIARIES

   In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of its ability to meet this CentrPort Commitment, the Company deferred its gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, the Company was to remit the value of the shortfall to CentrPort in either CentrPort common stock, from its holdings pursuant to a contractual per share fixed value, or in cash, at its election. As of December 31, 2001, the Company had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, the Company recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on its balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, the Company, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including (a) the extinguishment of its CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of its obligation to pay the value of its shortfall in either cash or CentrPort common stock and (c) the extension of its $2.5 million note receivable due from the CentrPort Investors to the Company until December 31, 2002. Accordingly, the Company recognized the remaining deferred gain of $2.3 million in the first quarter of 2002.

   In addition, as a result of a valuation the Company received from an independent firm regarding its investment in CentrPort, as of December 31, 2001, the Company concluded that its investment in CentrPort was impaired. Accordingly, the Company reduced its investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline, the value of the Company's remaining CentrPort investment may become further impaired.

3.  Comprehensive Income

   The Company reflects its comprehensive income, such as unrealized gains and losses on its foreign currency translation adjustments and available-for-sale securities, as a separate component of stockholders' equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to investments in international subsidiaries whose earnings are not expected to be distributed for the foreseeable future. The components of accumulated other comprehensive income are summarized as follows:

                                                     March 31, December 31,
                                                       2002        2001
                                                     --------- ------------
                                                         (In thousands)
    Foreign currency translation adjustment.........  $(1,120)   $(1,049)
    Available-for-sale securities...................       --         --
                                                      -------    -------
       Total accumulated other comprehensive income.  $(1,120)   $(1,049)
                                                      =======    =======

                      MODEM MEDIA, INC. AND SUBSIDIARIES

4.  Goodwill--Adoption of SFAS 142

   The following table depicts the Company's net income and earnings per share adjusted for the impact of goodwill amortization during the reported periods:

                                                    Three Months
                                                  Ended March 31,
                                                  ----------------
                                                    2002     2001
                                                   ------   -----
                                                   (In thousands,
                                                  except per share
                                                      amounts)
                 Reported net income............. $1,539    $ 128
                 Add back: Goodwill amortization.     --      857
                                                   ------   -----
                 Adjusted net income............. $1,539    $ 985
                                                   ======   =====
              Basic earnings per share:..........
                 Reported net income............. $ 0.06    $0.01
                 Add back: Goodwill amortization.     --     0.03
                                                   ------   -----
                 Adjusted net income............. $ 0.06    $0.04
                                                   ======   =====
              Diluted earnings per share:
                 Reported net income............. $ 0.06    $0.00
                 Add back: Goodwill amortization.     --     0.03
                                                   ------   -----
                 Adjusted net income (*)......... $ 0.06    $0.04
                                                   ======   =====

--------
(*) numbers may not add, due to rounding

5.  Restructuring and Other Charges, Net

   In the first quarter of 2002, the Company reduced staff, primarily in Europe and Asia, to better align capacity with the demand from its clients. As a result of these actions, a restructuring charge of $0.8 million was recorded for the three months ended March 31, 2002. The accruals established by the Company, and activities related thereto, are summarized as follows:

                                                 Balances at   Charges                           Balances at
                                                 December 31,  (Net of    Cash    Non-Cash        March 31,
                                                     2001     Reversals)  Uses      Uses   Other    2002
                                                 ------------ ---------- -------  -------- ----- -----------
                                                                       (in thousands)
Excess facilities...............................   $ 8,187       $ --    $  (279)   $ --   $121    $8,029
Restructuring of Paris, France office, including
  severance.....................................     1,221         --       (462)    (61)    --       698
Other severance.................................       757        767       (694)     (1)    --       829
Other...........................................         4         --         --      --     (4)       --
                                                   -------       ----    -------    ----   ----    ------
   Total........................................   $10,169       $767    $(1,435)   $(62)  $117    $9,556
                                                   =======       ====    =======    ====   ====    ======
                                                              Less: current portion.............    2,548
                                                                                                   ------
                                                              Long-term portion.................   $7,008
                                                                                                   ======

                      MODEM MEDIA, INC. AND SUBSIDIARIES

6.  Geographic Information

   Information about the Company's operations in different geographic regions is as follows:

                                                     March 31,
                                                 ----------------
                                                  2002     2001
                                                 -------  -------
                                                  (in thousands)
              Revenues:
                 North America (1).............. $15,001  $26,323
                 International (2)..............   5,028    8,053
                                                 -------  -------
                     Total...................... $20,029  $34,376
                                                 =======  =======
              Income (loss) before income taxes:
                 North America.................. $ 3,294  $ 2,580
                 International..................    (566)  (4,580)
                                                 -------  -------
                     Total...................... $ 2,728  $(2,000)
                                                 =======  =======
              Net income:
                 North America.................. $ 2,172  $ 4,713
                 International..................    (633)  (4,585)
                                                 -------  -------
                     Total...................... $ 1,539  $   128
                                                 =======  =======

--------
(1) Revenues for North America include $0.5 million and $0.7 million of revenues related to reimbursable pass-through expenses for the quarters ended March 31, 2002 and 2001, respectively. Revenues for the United States, which is a component included in North America, were $14.3 million and $24.9 million for the quarters ended March 31, 2002 and 2001, respectively, inclusive of pass-through revenue.

(2) Revenues for International include $0.3 million and $0.2 million of revenues related to reimbursable pass-through expenses for the quarters ended March 31, 2002 and 2001, respectively. Revenues for the United Kingdom, which is a component included in International, were $3.8 million and $5.2 million for the quarters ended March 31, 2002 and 2001, respectively, inclusive of pass-through revenue.

7.  Legal Proceedings

   Litigation--Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants the Company, certain of its officers (G.M. O'Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of the Company's initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of the Company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Company defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have

                      MODEM MEDIA, INC. AND SUBSIDIARIES
had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. The Company intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company's business, liquidity, financial condition and results of operations.

   In August 2001, the Company's subsidiary, Modem Media Canada, Inc. ("Modem Media Canada"), brought suit against Citi Core Properties, Ltd. ("Landlord") in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the "Space"). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued the Company, Modem Media Canada and certain of the Company's officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. After the Landlord counter-sued the Company, the Landlord went into receivership. The Space was repossessed by a mortgage holder and has been sold to an unrelated third-party. The Company believes that it has meritorious defenses to the counter-claims and intends to defend this action vigorously. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

   From time-to-time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

8.  Subsequent Events

   Stock Option Exchange Offers--In October 2001, the Company completed a voluntary stock option exchange offer to its eligible employees, which commenced in September 2001. Participating employees had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options, which were granted on April 17, 2002. The exercise price of these new options was set at the fair market value ($4.15) of the Company's stock as of April 17, 2002. As a result of this program, 75,800 options were canceled in October 2001 and 70,800 were granted on April 17, 2002.

   Goodwill Impairment--As a result of the continued decline in revenues for the Company's German operations in the first quarter of 2002, a delay in a project for one of its major clients and diminishing new business prospects, the Company believes that its $3.4 million of goodwill associated with this German operation is fully or partially impaired. The Company is in the process of performing the SFAS 142 required transitional fair value impairment test on its goodwill and reviewing separable intangible assets, if any, as of January 1, 2002. As part of this review, the Company will determine to what extent its German goodwill is impaired. This testing is expected to be completed during the second quarter of 2002.

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

   Marketing Platform Design and Development

      We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include websites and wireless applications, intranets and extranets, that support our client's needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design, including user interface and experience design, information architecture, application development, content management and personalization systems, and marketing automation tools.

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

Restructuring and Other Charges

   During the first three quarters of 2000, we incurred substantial costs to expand and integrate our operations both in our North American and international offices, as well as to develop our infrastructure. Starting in the fourth quarter of 2000 and continuing through the first quarter of 2002, we implemented various restructuring plans focusing on improving our organizational effectiveness and profitability through the reduction of costs as a result of the economic downturn and decreasing demand for our services from our clients. These activities included (a) the closure of our Tokyo, Japan office, (b) the closure of our New York City office and consolidation of its operations into our office in Norwalk, Connecticut, (c) the decision made in the fourth quarter of 2001 to restructure our operations in Paris, France, which is expected to be completed in the second quarter of 2002, (d) the reduction of our San Francisco office space, (e) the cancellation of our move of our Toronto operations to a new, larger location as a result of the breach of our lease by our landlord and (f) the reduction of corporate staff and reduction of our capacity across multiple offices.

   In the first quarter of 2002, we reduced staff, primarily in Europe and Asia, to better align our capacity with the demand from our clients. As a result of these actions, we recorded a restructuring charge of $0.8 million for the three months ended March 31, 2002. As a result of the restructuring actions mentioned above, including office closures, restructuring, staff cut-backs and attrition, our capacity, or full-time equivalents (defined as employees plus temporary staff), has been reduced by approximately 50%, from September 30, 2000 to March 31, 2002. We periodically monitor accruals for prior restructuring charges taken and, as of March 31, 2002, we consider the accruals to be adequate (see Note 5 of "Notes to Consolidated Financial Statements").

   Due to adverse market conditions and lower revenues in our Hong Kong office, our estimates of future operating performance and cash flows in Hong Kong have declined substantially. If business conditions do not improve, we may decide to restructure our operations in Hong Kong during 2002.

Goodwill Impairment

   In October 1999, we acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH, a developer of interactive business solutions in Munich, Germany, for $5.4 million, which was comprised of $3.0 million in cash and $2.4 million of our common stock. As a result of the continued decline in revenues for our German operations in the first quarter of 2002, a delay in a project for one of its major clients and diminishing new business prospects, we believe that our $3.4 million of goodwill associated with this German operation is fully or partially impaired. We are in the process of performing the SFAS 142 required transitional fair value impairment test on our goodwill and reviewing separable intangible assets, if any, as of January 1, 2002. As part of this review, we will determine to what extent our German goodwill is impaired. This testing is expected to be completed during the second quarter of 2002.

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

   In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock, from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we recognized the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 2 of "Notes to Consolidated Financial Statements").

   In addition, as a result of a valuation we received from an independent firm regarding our investment in CentrPort, as of December 31, 2001, we concluded that our investment in CentrPort was impaired. Accordingly, we reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge, in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline, the value of our remaining CentrPort investment may become further impaired (see
Note 2 of "Notes to Consolidated Financial Statements").

Historical Results of Operations

   Clients hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee and retainer engagements. We recognize revenues as services are rendered, in accordance with Staff Accounting Bulletin No. 101. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined.

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

   Our ten largest clients accounted for 84.9% and 77.3% of consolidated revenues for the quarters ended March 31, 2002 and 2001, respectively. Three clients accounted for 15.3%, 14.8% and 10.5% of our consolidated revenues for the quarter ended March 31, 2002. One client accounted for 25.3% of our consolidated revenues for the quarter ended March 31, 2001. We expect a relatively high level of client concentration to continue but it may not necessarily involve the same clients from period to period.

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

   Although we had operating income of $0.4 million in the first quarter of 2002, we have experienced operating losses in twelve of the seventeen quarters in the period January 1, 1998 through March 2002. We have experienced significant revenue fluctuations both in North America and internationally for the first quarter of 2002 as compared to the first quarter of 2001. As a result of the economic downturn and consequent decreased demand from clients in North America and internationally for our services, we experienced a reduction in revenues in the first quarter of 2002 compared to the first quarter of 2001. During the first quarter of 2002, 74.9% of our revenues were generated in North America and 25.1% were generated internationally, as compared to 76.3% and 23.7%, respectively for the first quarter of 2001.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

   Revenues. Revenues decreased $14.4 million, or 41.7%, to $20.0 million for the three months ended March 31, 2002 from $34.4 million for the three months ended March 31, 2001. This decline in revenues was primarily attributable to a decrease in the total billable hours and average revenue per hour for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in billable hours and average revenue per hour is primarily due to the decrease in demand for our services attributable to the general decline in the global economy, the closing of our office in Tokyo, Japan during 2001, ceasing operations in our office in Paris, France and the winding down of a large project for one client in Europe. Effective January 1, 2002, we adopted Financial Accounting Standards Board ("FASB") Emerging Issues Task Force Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" ("EITF 01-14"). We had revenues and cost of revenues related to reimbursable pass-through expenses of $0.8 million and $0.9 million for the first quarter of 2002 and 2001, respectively.

   North American revenues decreased $11.3 million, or 43.0%, to $15.0 million for the three months ended March 31, 2002 from $26.3 million for the three months ended March 31, 2001. This decline in revenues was primarily attributable to a decrease in the North American billable hours and average revenue per hour for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in billable hours and average revenue per hour is primarily due to the decrease in demand for our services attributable to the general decline in the domestic economy. We had North American revenues and cost of revenues related to reimbursable pass-through expenses of $0.5 million and $0.7 million for the first quarter of 2002 and 2001, respectively.

   International revenues decreased $3.1 million, or 37.6%, to $5.0 million for the three months ended March 31, 2002 from $8.1 million for the three months ended March 31, 2001. This decline in revenues was primarily attributable to a decrease in the international billable hours and average revenue per hour for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The decrease in billable hours and average revenue per hour is primarily due to the decrease in demand for our services attributable to the general decline in the global economy. Additionally, billable hours were down due to the closing of our office in Tokyo, Japan during 2001, ceasing operations in our office in Paris, France and the winding down of a large project for one client in Europe. We had international revenues and cost of revenues related to reimbursable pass-through expenses of $0.3 million and $0.2 million for the first quarter of 2002 and 2001, respectively.

   Cost of Revenues and Gross Profit. Cost of revenues decreased $8.7 million, or 44.0%, to $11.0 million for the three months ended March 31, 2002 from $19.7 million for the three months ended March 31, 2001. The decrease in cost of revenues for the first quarter of 2002 compared to the first quarter of 2001 was primarily due to decreased full-time equivalent employees (defined as employees plus temporary staff).

   Gross profit margin increased to 45.0% of revenues for the first quarter of 2002 from 42.7% for the first quarter of 2001. North American gross profit margin was 48.7% for the three months ended March 31, 2002 as compared to 51.1% for the three months ended March 31, 2001. International gross profit margin was 33.8% for the three months ended March 31, 2002 as compared to 15.4% for the three months ended March 31, 2001. Utilization was higher for the first quarter of 2002 compared to the first quarter of 2001 for the Company in total and for both North America and international utilization. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

   Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2002 was $0.6 million, or 2.8% of revenues as compared to $1.3 million, or 3.7%, of revenues for the three months ended March 31, 2001. The dollar and percentage decreases in sales and marketing expenses were primarily the result of expense reduction action taken during 2001 and the first quarter of 2002.

   General and Administrative. General and administrative expenses decreased $5.0 million, or 45.8%, to $5.9 million for the three months ended March 31, 2002 from $10.9 million for the three months ended March 31, 2001. General and administrative represented 29.4% of consolidated revenues for the first quarter of 2002 as compared to 31.6% for the first quarter of 2001. The dollar and percentage decreases in general and administrative were primarily the result of expense reduction actions taken during 2001 and the first quarter of 2002.

   Restructuring and Other Charges, net. Restructuring charges of $0.8 million for the first quarter of 2002, represent costs incurred in connection with staff reductions, primarily in Europe and Asia, to better align our capacity with the demand from our clients. The restructuring charges of $2.4 million for the first quarter of 2001 represented (a) a reduction in our total workforce of approximately 10%, (b) the costs associated with our decision to close our office in Tokyo, Japan, which ceased operations in 2001, and (c) the reduction of our capacity across multiple offices.

   Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 19.3%, to $1.4 million for the three months ended March 31, 2002 from $1.7 million for the three months ended March 31, 2001. Depreciation and amortization represented 7.0% of consolidated revenues for the first quarter of 2002 and 5.0% for the first quarter of 2001. The decrease in depreciation and amortization was primarily attributable to a decrease in property and equipment which was the result of the restructuring actions taken, which included the write-off of certain property and equipment.

   Amortization of Goodwill. As a result of the adoption of SFAS No. 142, effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the three months ended March 31, 2001 was $0.9 million (see Note 4 of "Notes to Consolidated Financial Statements").

   Gain on Sale of CentrPort Stock. In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort's products and services during 2001 pursuant to a value added reseller agreement ("CentrPort Commitment"). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the sale of a portion of our preferred holdings in CentrPort to the CentrPort Investors in 2000, as described previously. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded at December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including
(a) the extinguishment of our CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we recognized the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 2 of "Notes to Consolidated Financial Statements").

   Interest Income, Net. Interest income, net decreased by 97.0% during the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due primarily to lower interest rates realized on short-term investment balances during the first quarter of 2002 as compared to the first quarter of 2001. Offsetting interest income in both quarters is the recognition of interest expense related to the net present value liability of our restructuring reserve related to our lease commitment for our unoccupied San Francisco office space.

   Income Taxes. We had a provision for income taxes of $1.2 million on a pre-tax income of $2.7 million for the three months ended March 31, 2002, compared to a benefit for income taxes of $2.1 million on a pre-tax loss of $2.0 million for the three months ended March 31, 2001. The effective income tax rate was 43.6% for the three months ended March 31, 2002 compared to an effective income tax benefit rate of 106.4% for the three months ended March 31, 2001. The effective tax rates differ from the federal statutory rate primarily due to the effect of losses of certain foreign subsidiaries on which we did not recognize tax benefits in both periods. Additionally, in the three months ended March 31, 2001, the effective rate was favorably impacted for the domestic tax benefit of the write-off of our investment in Tokyo, Japan and was offset by the tax effect of non-deductible goodwill amortization and state taxes.

   Net Income. Our net income was $1.5 million, or $0.06 per basic and diluted common share, for the quarter ended March 31, 2002, as compared to $0.1 million, or $0.01 per basic common share and essentially zero per diluted common share, for the quarter ended March 31, 2001. The increase in net income of $1.4 million was primarily due to lower restructuring and other charges and lower amortization of goodwill partially offset by higher income taxes, as mentioned above, and the gain on the sale of CentrPort stock.

Liquidity and Capital Resources

   We historically have financed our operations from funds generated from operations and proceeds from our initial public offering. Net cash used in operating activities was $1.4 million and $2.2 million for the three months ended March 31, 2002 and 2001, respectively. The primary reason for the use of cash for both periods was the payment of annual bonuses for the preceding year.

   Net cash used in investing activities was essentially zero and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Investing activities primarily reflect our purchases of property and equipment, and the net effect of purchases and maturities of short-term investments.

   Net cash provided by financing activities was essentially zero and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The primary sources of cash flows from financing activities in the first quarters of 2002 and 2001 were proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan, offset in part by payments of capital leases and repayments of debt.

   Our short-term significant commitments include net media obligations of $6.8 million, lease payments over the next twelve months aggregating $6.5 million, net of sub-lease income, other severance costs of $0.8 million, payments under a note payable of $0.2 million and the funding of certain international operations that are not expected to be self-sufficient in the near-term. Our long-term capital needs depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our staff and infrastructure, as needed, to accommodate growth or maintain our staff to retain our talent base, as well as the rate at which we choose to invest in new technologies. We have ongoing needs for capital, including working capital for operations and capital expenditures to maintain and expand our operations as needed.

   We are the guarantor for CentrPort's obligations under its ten-year lease for office space, which expires on June 30, 2010, subject to renewal. As of March 31, 2002, the aggregate remaining base rent and operating expenses due under this lease is $6.3 million, subject to adjustment in accordance with the terms of the lease. The lease provides that, once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord for an amount not to exceed the remaining base rent. CentrPort has committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. We were previously a guarantor for CentrPort's lease of certain network storage server equipment from a third-party vendor. In June 2001, the lessor of this equipment discharged our guaranty under this lease.

   We believe that our cash on hand and short-term investments, together with funds available from operations, will be sufficient to meet our capital needs for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our consolidated financial statements are denominated in U.S. dollars. In the first quarter of 2002, we derived 29.1% of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound, Euro, and Canadian Dollar, as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and operating performance. The effect of foreign exchange rate fluctuation for the quarter ended March 31, 2002 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will, from time-to-time, reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O'Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters' alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Modem Media intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, liquidity, financial condition and results of operations.

   In August 2001, our subsidiary, Modem Media Canada, Inc. ("Modem Media Canada"), brought suit against Citi Core Properties, Ltd. ("Landlord") in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the "Space"). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued us, Modem Media Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. After the Landlord counter-sued us, the Landlord went into receivership. The Space was repossessed by a mortgage holder and has been sold to an unrelated third party. We believe that we have meritorious defenses to the counter-claim and we intend to defend this action vigorously. We believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

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

Date:  May 15, 2002
                                MODEM MEDIA, INC.

                                By.           /S/  MARC C. PARTICELLI
                                    --------------------------------------------
                                                 Marc C. Particelli
                                        Chief Executive Officer and Director
                                           (Principal Executive Officer)

                                By.         /S/  FRANK C. CONNOLLY, JR.
                                    --------------------------------------------
                                               Frank C. Connolly, Jr.
                                              Chief Financial Officer
                                           (Principal Financial Officer)

                                By.              /S/   MARK R. HAHN
                                    --------------------------------------------
                                                    Mark R. Hahn
                                            Vice President & Controller
                                           (Principal Accounting Officer)