Form 10-Q
period 2002-06-30
MODEM MEDIA INC
filed 2002-08-14
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission File No. 0-21935

Modem Media, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)		06-1464807 (I.R.S. Employer Identification No.)
230 East Avenue Norwalk, CT 06855 (203) 299-7000 (Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

There were 25,948,043 shares of the Registrant’s Common Stock, $.001 par value, outstanding as of July 15, 2002.

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

•	our history of operating losses;

•	the scope and timing of new assignments and client initiatives;

•	the devotion of resources to new business development;

•	spending levels and budget constraints of our clients;

•	our dependence on a limited number of clients;

•	our dependence on key management staff;

•	variability of our operating results;

•	our ability to accurately estimate costs in fixed-bid engagements;

•	our ability to attract and retain qualified professionals;

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor;

•	the ability of our subtenant to continue to meet its obligations under our sublease agreement for our New York City office space;

•	our ability to close our Toronto, Hong Kong and Munich offices in a timely manner and at our expected costs;

•	our ability to sublease our unoccupied office space in San Francisco, Norwalk, Connecticut and London;

•	our need and ability to manage the level of our staff and capacity in the future;

•	exclusivity arrangements with clients that may limit our ability to provide services to others;

•	our ability to integrate acquired companies, if any;

•	the timing and amount of our capital expenditures;

•	the timing of collections from our clients;

•	our ability to manage future growth, if any;

•	our ability to respond to rapid technological change;

•	our dependence on the future growth of the Internet;

•	the long-term effects of the North American and International recession;

•	changes in government regulation, including regulation of privacy issues; and

•	the effect of recent terrorist activities and resulting military actions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

MODEM MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$48,689	$40,918
Short-term investments	—	77
Accounts receivable, net of bad debt reserve of $281 and $528, respectively	10,836	16,309
Unbilled revenues	1,933	521
Deferred income taxes	4,002	3,214
Prepaid expenses and other current assets	3,697	4,603

Total current assets	69,157	65,642
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $14,301 and $13,711, respectively	10,856	16,007
Goodwill	43,156	46,547
Deferred income taxes	16,293	10,934
Other assets	3,570	3,825

Total noncurrent assets	73,875	77,313

Total assets	$143,032	$142,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,111	$3,727
Pre-billed media	11,513	9,789
Deferred revenues	4,284	3,810
Deferred gain on sale of CentrPort stock	—	2,317
Accrued expenses and other current liabilities	16,761	16,464

Total current liabilities	36,669	36,107
Noncurrent liabilities:
Other liabilities	10,115	7,933
Stockholders’ equity:
Common stock, $.001 par value-145,000,000 shares authorized, 26,154,775 and 26,023,754 issued, respectively	26	26
Preferred stock, $.001 par value-5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	191,643	190,785
Accumulated deficit	(93,722)	(89,647)
Treasury stock, 206,732 and 199,773 shares of common stock, respectively, at cost	(1,219)	(1,200)
Accumulated other comprehensive income	(480)	(1,049)

Total stockholders’ equity	96,248	98,915

Total liabilities and stockholders’ equity	$143,032	$142,955

The accompanying notes to consolidated financial statements are an integral part of these statements.

MODEM MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$19,365	$26,798	$39,394	$61,174
Cost of revenues	9,828	15,185	20,857	34,868

Gross profit	9,537	11,613	18,537	26,306
Operating expenses:
Sales and marketing	603	914	1,157	2,171
General and administrative	6,383	8,474	12,265	18,925
Restructuring and other charges, net	10,726	7,761	11,493	10,609
Depreciation and amortization	1,338	1,679	2,738	3,414
Amortization of goodwill	—	850	—	1,707

Total operating expenses	19,050	19,678	27,653	36,826

Operating loss	(9,513)	(8,065)	(9,116)	(10,520)
Gain on sale of Centrport stock	—	—	2,317	—
Interest income	189	420	379	1,000
Interest expense and other	(187)	(130)	(363)	(255)

Loss before income taxes and cumulative effect of accounting change	(9,511)	(7,775)	(6,783)	(9,775)
Benefit for income taxes	(7,286)	(2,245)	(6,097)	(4,373)

Loss before cumulative effect of accounting change	(2,225)	(5,530)	(686)	(5,402)
Cumulative effect of accounting change	—	—	(3,391)	—

Net loss	$(2,225)	$(5,530)	$(4,077)	$(5,402)

Basic and diluted per share data:
Loss before cumulative effect of accounting change	$(0.09)	$(0.21)	$(0.03)	$(0.21)
Cumulative effect of accounting change	—	—	(0.13)	—

Net loss	$(0.09)	$(0.21)	$(0.16)	$(0.21)

Basic and diluted weighted-average number of
common shares outstanding	25,944	25,724	25,902	25,590

The accompanying notes to consolidated financial statements are an integral part of these statements.

MODEM MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)
	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,077)	$(5,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change related to goodwill	3,391	—
Non-cash restructuring and other charges, net	3,359	1,553
Depreciation and amortization	2,738	3,414
Amortization of goodwill	—	1,707
Non-cash income taxes	(6,148)	(4,258)
Gain from the sale of CentrPort stock	(2,317)	—
(Reduction in) provision for bad debts	(178)	85
Other, net	(15)	1,698
Changes in assets and liabilities:
Accounts receivable	5,695	7,943
Unbilled revenues	(1,404)	706
Prepaid expenses and other assets	925	2,186
Accounts payable, accrued expenses and other liabilities	4,197	969
Pre-billed media	1,717	(4,987)
Deferred revenues	458	(2,543)

Net cash provided by operating activities	8,341	3,071

Cash flows from investing activities:
Purchases of property and equipment	(62)	(2,467)
Purchases of short-term investments	—	(333)
Maturities of short-term investments	73	297

Net cash provided by (used in) investing activities	11	(2,503)

Cash flows from financing activities:
Purchases of treasury stock	(19)	(3)
Principal payments of debt	(733)	(862)
Exercises of stock options, including purchases under employee stock purchase plan	433	1,044

Net cash (used in) provided by financing activities	(319)	179

Effect of exchange rates on cash and cash equivalents	(262)	39

Net increase in cash and cash equivalents	7,771	786
Cash and cash equivalents, beginning of period	40,918	35,564

Cash and cash equivalents, end of period	$48,689	$36,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Modem Media, Inc. (together with its subsidiaries, the “Company”) is an interactive marketing strategy and services firm. The Company is a marketing partner to many of the world’s leading companies and uses digital marketing and technologies to help its clients realize greater value from their most vital asset—their customers. The Company leverages its experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company also maintains offices in San Francisco, London, and São Paulo.

Basis of Presentation—The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

Revenue Recognition and Billing—A majority of the Company’s revenues are derived from fixed bid and retainer-based assignments. The Company follows Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. The Company recognizes revenues as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF 01-14”). The Company’s adoption of EITF 01-14 results in increased revenues and increased cost of revenues. Prior periods have been restated to conform to this presentation. The Company had revenues and cost of revenues related to such expenses of $0.7 million and $0.7 million for the three months ended June 30, 2002 and 2001, respectively. The Company had revenues and cost of revenues related to such expenses of $1.5 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. The Company had revenues and cost of revenues related to such expenses of $3.2 million, $6.1 million, and $2.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Restructuring and Other Charges—Restructuring and other charges include the costs associated with the Company’s restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of costs that were incremental to the Company’s ongoing operations and were incurred to close offices, restructure operations, reduce excess office facilities and equipment, and terminate employees. A liability was recorded for costs that could be reasonably estimated. The Company records liabilities for long-term real estate obligations, net

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of sublease expectations, at net present value and recognizes interest expense on an ongoing, periodic basis (see Note 5).

Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from four clients representing 15.7%, 14.6%, 10.5% and 10.1% of revenues during the three months ended June 30, 2002. The Company had revenues from four clients representing 15.5%, 12.5%, 10.8% and 10.2% of revenues during the six months ended June 30, 2002. The Company had revenues from one client representing 20.7% and 23.3% of total revenues during the three and six months ended June 30, 2001, respectively.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had two clients accounting for 18.6% and 14.9% of total gross accounts receivable as of June 30, 2002. The Company had four clients accounting for 25.9%, 18.5%, 12.7% and 10.3% of total gross accounts receivable as of December 31, 2001.

Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Carrying values are tested annually for impairment and between annual tests if events or circumstances change. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective January 1, 2002 (see Note 4).

Net Loss Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income per share gives effect to all potentially dilutive securities that were outstanding during each period. At June 30, 2002 and 2001, the Company had outstanding options and warrants to purchase shares of common stock of approximately 6.9 million and 4.5 million, respectively. None of the options and warrants outstanding during the periods presented were included in the computation of diluted net loss per share since they were antidilutive.

Recently Issued Accounting Pronouncements—In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provides guidance on classification and accounting for such assets when held for sale or abandoned. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this pronouncement on January 1, 2002 and is currently evaluating the effect this pronouncement will have on the presentation of its results of operations for the three and nine months ended September 30, 2002 as a result of the decision to close its offices in Toronto, Munich and Hong Kong (see Note 5).

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date are to be accounted for under SFAS No. 142 by the Company beginning on January 1, 2002. This statement eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company performed the required transitional fair value impairment test on its goodwill as of January 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer records goodwill amortization (see Note 4).

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). This Statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material effect on the Company’s financial position or results of operations.

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement is not expected to have an impact on the Company’s financial condition and results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces EITF No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company’s financial condition and results of operations.

2.    CentrPort, Inc.

In November 1999, the Company and certain employees formed CentrPort LLC to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc. (“CentrPort”), a Delaware corporation. Immediately after this reorganization, the Company sold a portion of its ownership in CentrPort, formerly its majority-owned subsidiary. A consortium of third party investors (the “CentrPort Investors”) purchased 8,332,000 shares of preferred stock of CentrPort from the Company (“CentrPort Preferred Stock Sale”) in exchange for $2.5 million in cash, and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, the Company received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort (“CentrPort Warrant”).

Concurrent with the CentrPort Preferred Stock Sale, the CentrPort Investors agreed to invest up to $22.0 million directly into CentrPort. At the closing of the transaction, $16.5 million was paid by the CentrPort Investors to CentrPort in exchange for 36,660,800 shares of newly issued CentrPort preferred stock. Subject to CentrPort’s securing certain revenue commitments by April 1, 2001, an additional payment of $5.5 million (“Contingent Payment”) would be due from the CentrPort Investors to CentrPort in December 2001. CentrPort did not secure these certain commitments and as such the Contingent Payment was not made by the CentrPort Investors to CentrPort.

In addition, concurrent with the CentrPort Preferred Stock Sale the Company purchased 1,842,657 shares of CentrPort common stock from certain minority CentrPort stockholders in exchange for approximately $1.9 million of its common stock, or 315,858 shares (the “Founders’ Stock Transaction”). In connection with the Founders’ Stock Transaction, the Company recorded a charge to equity of approximately $1.4 million based on the excess of the value paid for the founders’ stock and its estimated fair value on the date the Company acquired the stock.

The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort and the Founders’ Stock Transaction are hereinafter collectively referred to as the “CentrPort Transactions.” As a result of the CentrPort Transactions, the Company’s ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%. Through the date of the CentrPort Transactions, the Company consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that the Company was CentrPort’s sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, the Company has accounted for its investment in CentrPort under the cost method.

In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of its ability to meet this CentrPort Commitment, the Company deferred its gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, the Company was to remit the value of the shortfall to CentrPort in either CentrPort common stock, from its holdings pursuant to a contractual per share

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fixed value, or in cash, at its election. As of December 31, 2001, the Company had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, the Company recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on its balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, the Company, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including (a) the extinguishment of its CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of its obligation to pay the value of its shortfall in either cash or CentrPort common stock and (c) the extension of its $2.5 million note receivable due from the CentrPort Investors to the Company until December 31, 2002. Accordingly, the Company recognized the remaining deferred gain of $2.3 million in the first quarter of 2002.

In addition, as a result of a valuation the Company received from an independent firm regarding its investment in CentrPort, as of December 31, 2001, the Company concluded that its investment in CentrPort was impaired. Accordingly, the Company reduced its investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline or CentrPort is unable to obtain additional financing in the near-term, the value of the Company’s remaining CentrPort investment may become further impaired.

3.    Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. Comprehensive loss was $1.6 million and $5.5 million for the three months ended June 30, 2002 and 2001, respectively, and $3.5 million and $5.9 million for the six months ended June 30, 2002 and 2001, respectively. During the three months ended June 30, 2002, the Company wrote off, as part of its restructuring charge, $0.8 million of cumulative translation adjustments related to its operations in Toronto, Munich and Hong Kong (see Note 5).

4.    Goodwill—Adoption of SFAS 142

In accordance with SFAS No. 142, the Company performed the required transitional fair value impairment test on its goodwill and reviewed separable intangible assets, if any, as of January 1, 2002. As the Company announced in the second quarter that it would close its office in Munich, the Company determined that the related goodwill for that reporting unit was fully impaired as of January 1, 2002. Accordingly, the Company recorded an impairment of goodwill of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002 and therefore reduced the previously reported first quarter net income of $0.06 per common share to a net loss of $0.07 per common share. There was no income tax effect on the impairment charge as it related to goodwill associated with the Company’s Munich operations and the Company believes it is more likely than not that future taxable income will not be sufficient to realize the related income tax benefit associated with the charge. The impairment test noted no other impairment of the recorded goodwill.

The following table depicts the Company’s net loss and earnings per share adjusted for the impact of goodwill amortization during the reported periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)

Reported net loss	$(2,225)	$(5,530)	$(4,077)	$(5,402)
Add back: Goodwill amortization	—	850	—	1,707

Adjusted net loss	$(2,225)	$(4,680)	$(4,077)	$(3,695)

Basic and diluted earnings per share:
Reported net loss	$(0.09)	$(0.21)	$(0.16)	$(0.21)
Add back: Goodwill amortization	—	0.03	—	0.07

Adjusted net loss	$(0.09)	$(0.18)	$(0.16)	$(0.14)

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table depicts the Company’s net (loss) income and earnings per share adjusted for the impact of goodwill amortization for the years ending December 31, 2001, 2000 and 1999:

	2001	2000	1999
	(In thousands, except per share amounts)

Reported net (loss) income	$(6,794)	$(74,249)	$3,017
Add back: Goodwill amortization	3,390	15,400	2,959

Adjusted net (loss) income	$(3,404)	$(58,849)	$5,976

Basic earnings per share:

Reported net (loss) income	$(0.26)	$(3.04)	$0.14
Add back: Goodwill amortization	0.13	0.63	0.14

Adjusted net (loss) income	$(0.13)	$(2.41)	$0.28

Diluted earnings per share:

Reported net (loss) income	$(0.26)	$(3.04)	$0.13
Add back: Goodwill amortization	0.13	0.63	0.13

Adjusted net (loss) income	$(0.13)	$(2.41)	$0.26

5.    Restructuring and Other Charges, Net

In the first quarter of 2002, the Company reduced 14 staff, primarily in Europe and Asia, to better align capacity with the demand from its clients. In the three months ended June 30, 2002, the Company initiated a series of global restructuring actions to align capacity with revenue. These actions, which are expected to be completed in the third quarter of 2002, include the closures of the Company’s offices in Toronto, Munich and Hong Kong, staff reductions in most of the Company’s other offices, including the Company’s headquarters, and a reduction in office space in Norwalk, Connecticut and London. Upon completion, these office closures and staff reductions will result in a decrease in the Company’s global workforce of approximately 87 employees. As a result of these actions, restructuring charges of $10.7 and $11.5 million were recorded for the three and six months ended June 30, 2002, respectively. The accruals established by the Company, and activities related thereto, are summarized as follows:

	Balances at December 31, 2001	Charges	Cash Uses	Non-Cash Uses	Other	Balances at June 30, 2002
	(In thousands)

Lease costs, net of sublease income	$8,389	$5,464	$(927)	$—	$476	$ 13,402
Fixed asset dispositions	—	2,513	—	(2,513)	—	—
Severance	1,277	2,365	(1,865)	—	—	1,777
Other	503	1,151	(191)	(1,126)	—	337

Total	$10,169	$11,493	$(2,983)	$(3,639)	$476	$ 15,516

				Less: current portion		$ 6,890

				Long-term portion		$ 8,626

The current portion of the restructuring liability is included in the balance sheet under the caption “Accrued expenses and other current liabilities.” The long-term portion is included in the balance sheet under the caption “Other liabilities.”

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    Geographic Information

Information about the Company’s operations in different geographic regions is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(In thousands)
Revenues:

North America (1)	$15,657	$18,383	$30,657	$44,707
International (2)	3,708	8,415	8,737	16,467

Total	$19,365	$26,798	$39,394	$61,174

Loss before income taxes and cumulative effect of accounting change:

North America	$(5,764)	$(7,736)	$(2,470)	$(5,156)
International	(3,747)	(39)	(4,313)	(4,619)

Total	$(9,511)	$(7,775)	$(6,783)	$(9,775)

Net income (loss):

North America	$1,505	$(5,490)	$3,675	$(777)
International	(3,730)	(40)	(7,752)	(4,625)

Total	$(2,225)	$(5,530)	$(4,077)	$(5,402)

(1)
Revenues for North America include $0.6 million and $0.5 million of revenues related to reimbursable pass-through expenses for the three months ended June 30, 2002 and 2001, respectively. Revenues for North America include $1.1 million and $1.3 million of revenues related to reimbursable pass-through expenses for the six months ended June 30, 2002 and 2001, respectively. Revenues for the United States, which is a component included in North America, were $15.1 million and $17.8 million for the three months ended June 30, 2002 and 2001, respectively, inclusive of pass-through revenue. Revenues for the United States, which is a component included in North America, were $29.4 million and $42.7 million for the six months ended June 30, 2002 and 2001, respectively, inclusive of pass-through revenue.

(2)
Revenues for International include $0.1 million and $0.2 million of revenues related to reimbursable pass-through expenses for the three months ended June 30, 2002 and 2001, respectively. Revenues for International include $0.4 million and $0.4 million of revenues related to reimbursable pass-through expenses for the six months ended June 30, 2002 and 2001, respectively. Revenues for the United Kingdom, which is a component included in International, were $2.9 million and $6.0 million for the three months ended June 30, 2002 and 2001, respectively, inclusive of pass-through revenue. Revenues for the United Kingdom, which is a component included in International, were $6.7 million and $11.3 million for the six months ended June 30, 2002 and 2001, respectively, inclusive of pass-through revenue.

7.    Legal Proceedings

Litigation—Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants the Company, certain of its officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of the Company’s initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem

MODEM MEDIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Media stock in the after-market subsequent to the IPO. The Company defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. The Company intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

In August 2001, the Company’s subsidiary, Modem Media Canada, Inc. (“Modem Media Canada”), brought suit against City Core Properties, Ltd. (“Landlord”) in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the “Space”). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued the Company, Modem Media Canada and certain of the Company’s officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The Space was repossessed by a mortgage holder and has been sold to an unrelated third party. The Company believes that it has meritorious defenses to the counter-claims and intends to defend this action vigorously. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

From time to time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its business, financial condition and results of operations.

8.    Equity

Stock Option Exchange Offers—In October 2001, the Company completed a voluntary stock option exchange offer to its eligible employees, which commenced in September 2001. Participating employees had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options, which were granted on April 17, 2002. The exercise price of these new options was set at the fair market value, $4.15, of the Company’s stock as of April 17, 2002. As a result of this program, 75,800 options were canceled in October 2001 and 70,800 were granted on April 17, 2002.

MODEM MEDIA, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to many of the world’s leading companies, including Delta Air Lines, General Motors, IBM, Eastman Kodak, Kraft, Michelin, Royal Philips Electronics and Sprint. We use digital marketing and technologies to help these and other clients realize greater value from their most vital asset—their customers. We approach this goal through the following business basics:

•	We add profitable new customers for our clients, through brand awareness, demand generation, lead generation and customer acquisition initiatives;

•
We increase our clients’ sales from current customers, through loyalty, retention, cross-sell and up-sell initiatives and through digital services and experiences that expand the breadth, depth and lifetime value of customer relationships; and

•
We improve our clients’ marketing productivity, by migrating high cost sales, service and communication activities on-line and optimizing the cost and impact of activities that are already executed on-line.

We leverage our experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of our client companies. We tailor solutions across integrated service offerings that include:

Marketing Insights, Strategy and Planning

We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our clients’ customers: understanding their needs and preferences, assessing their value to our client’s business, prioritizing customer segments, and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology master planning and media partnership strategy.

Marketing Platform Design and Development

We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include websites and wireless applications, intranets and extranets, that support our client’s needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design, including user interface and experience design, information architecture, application development, content management and personalization systems, and marketing automation tools.

Marketing Program Design and Execution

We conceive, create and distribute the marketing programs that turn our clients’ prospects into customers. We test, track and optimize digital experiences to achieve each client’s marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas and rigorous data analysis. Our marketing programs teams bring expertise in creative design and execution, marketing plan development, media services, database marketing, and database management and analysis.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the

MODEM MEDIA, INC.

reported amounts of revenue and expenses during a reporting period. Actual results can differ from those estimates, and it is possible that the differences could be material.

We believe the following accounting policies are critical to the accuracy of the more significant judgements and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition,

•	allowance for doubtful accounts,

•	accounting for restructuring liabilities,

•	accounting for income taxes, and

•	valuation of long-lived assets, investments and goodwill.

Revenue recognition

Our clients hire us on a fixed-bid, retainer or time-and-materials basis. A majority of our revenues are derived from fixed-bid and retainer-based engagements. We recognize revenues as services are rendered, in accordance with Staff Accounting Bulletin No. 101. We reassess our estimated costs on fixed-bid engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for doubtful accounts

We assess the required amount of allowance for doubtful accounts based on past experience and reviews of aging and analysis of specific accounts. There has been no direct correlation with our experience of bad debt expenses to revenues.

Accounting for restructuring liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, restructure operations, reduce excess office facilities and equipment, and terminate employees. A liability was recorded for costs that could be reasonably estimated. We record liabilities for long-term real estate obligations, net of sublease expectations, at net present value and recognize interest expense on an ongoing, periodic basis (see Note 5 of “Notes to Consolidated Financial Statements”).

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate an income tax provision for each of the jurisdictions in which we operate. This process involves estimating the actual current tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgement is required in determining the provision or benefit for income taxes and the amount of valuation allowance that would be required. Historically, we have not taken benefits for losses generated by most of our foreign entities and accordingly, have recorded a valuation allowance against their deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial condition and results of operations.

Valuation of long-lived assets, investments and goodwill

We have a significant amount of long-lived assets, including fixed assets, goodwill and investments. We periodically evaluate the realizability of all of our long-lived assets. Future events could cause us to conclude that impairment indicators exist and that the asset values associated with a given operation have become

MODEM MEDIA, INC.

impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Restructuring and Other Charges

During the first three quarters of 2000, we incurred substantial costs to expand and integrate our operations both in our North American and International offices, as well as to develop our infrastructure. Starting in the fourth quarter of 2000 and continuing through the second quarter of 2002, we implemented various restructuring plans focusing on improving our organizational effectiveness and profitability through the reduction of costs as a result of the economic downturn and decreasing demand for our services from our clients.

Through December 31, 2001, these activities included (a) the closure of our Tokyo, Japan office, (b) the closure of our New York City office and consolidation of its operations into our office in Norwalk, Connecticut, (c) the decision made in the fourth quarter of 2001 to cease operations in Paris, France, which was substantially completed by June 30, 2002, (d) the reduction of our San Francisco office space, (e) the cancellation of our move of our Toronto operations to a new, larger location as a result of the breach of our lease by our landlord and (f) the reduction of corporate staff and reduction of our capacity across multiple offices.

In the first quarter of 2002, we reduced 14 staff, primarily in Europe and Asia, to better align our capacity with the demand from our clients. As a result of these actions, we recorded a restructuring charge of $0.8 million for the three months ended March 31, 2002. We expect to achieve annual expense savings of $1.7 million as a result of these reductions of staff made in the first quarter of 2002. In the three months ended June 30, 2002, we initiated a series of global restructuring actions to align capacity with revenue trends. These actions, which are expected to be completed in the third quarter of 2002, include the closures of our offices in Toronto, Munich and Hong Kong, staff reductions in most of our other offices, including our headquarters, and a reduction in office space in Norwalk, Connecticut and London. Upon completion, these office closures and staff reductions will result in a decrease in our global workforce of approximately 87 employees. We expect to reduce annual expenses by $10.8 million as a result of these restructuring actions. These expense reductions are before the effect of foregone revenues from the closed offices. The historical revenues for these three offices combined were $1.0 million and $2.0 million for the three months ended June 30, 2002 and 2001, respectively, and $2.3 million and $5.2 million for the six months ended June 30, 2002 and 2001, respectively. We periodically monitor accruals for prior restructuring charges taken and, as of June 30, 2002, we consider the accruals to be adequate (see Note 5 of “Notes to Consolidated Financial Statements”).

As a result of these 2002 actions, we recorded restructuring charges of $10.7 and $11.5 million for the three and six months ended June 30, 2002, respectively. The accruals established, and activities related thereto, are summarized as follows:

	Balances at December 31, 2001	Charges	Cash Uses	Non-Cash Uses	Other	Balances at June 30, 2002
	(In thousands)

Lease costs, net of sublease income	$8,389	$5,464	$(927)	$—	$476	$13,402
Fixed asset dispositions	—	2,513	—	(2,513)	—	—
Severance	1,277	2,365	(1,865)	—	—	1,777
Other	503	1,151	(191)	(1,126)	—	337

Total	$10,169	$11,493	$(2,983)	$(3,639)	$476	$15,516

			Less: current portion			$6,890

			Long-term portion			$8,626

CentrPort Transactions and Investment

We and certain employees formed CentrPort LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc. (“CentrPort”), a Delaware corporation. Immediately after this reorganization, we sold a portion of our ownership in CentrPort, formerly our majority-owned subsidiary. A consortium of third party investors (the “CentrPort Investors”) purchased 8,332,000 shares of preferred stock of CentrPort from us (“CentrPort Preferred Stock Sale”) in exchange for $2.5 million in cash and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, we received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort (“CentrPort Warrant”).

Concurrent with the CentrPort Preferred Stock Sale, the CentrPort Investors agreed to invest up to $22.0 million directly into CentrPort. At the closing of the transaction, $16.5 million was paid by the CentrPort Investors to CentrPort in exchange for 36,660,800 shares of newly issued CentrPort preferred stock. Subject to CentrPort’s securing certain revenue commitments by April 1, 2001, an additional payment of $5.5 million (“Contingent Payment”) would be due from the CentrPort Investors to CentrPort in December 2001. CentrPort did not secure these certain commitments and as such the Contingent Payment was not made by the CentrPort Investors to CentrPort.

In addition, concurrent with the CentrPort Preferred Stock Sale, we purchased 1,842,657 shares of CentrPort common stock from certain minority CentrPort stockholders in exchange for approximately $1.9 million of our common stock, or 315,858 shares (the “Founders’ Stock Transaction”). In connection with the Founders’ Stock Transaction, we recorded a charge to equity of approximately $1.4 million based on the excess of the value paid for the founders’ stock and its estimated fair value on the date we acquired the stock.

The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort, and the Founders’ Stock Transaction are hereinafter collectively referred to as the “CentrPort Transactions.” As a result of the CentrPort Transactions, our ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%. Through the date of the CentrPort Transactions, we consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that we were CentrPort’s sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, we have accounted for our investment in CentrPort under the cost method.

In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock, from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we recognized the remaining deferred gain of $2.3 million in the first quarter of 2002.

In addition, as a result of a valuation we received from an independent firm regarding our investment in CentrPort, as of December 31, 2001, we concluded that our investment in CentrPort was impaired. Accordingly, we reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge, in the fourth quarter of 2001. Should the demand for CentrPort products and services continue to decline or CentrPort is unable to obtain additional financing in the near-term, the value of our remaining CentrPort investment may become further impaired (see Note 2 of “Notes to Consolidated Financial Statements”).

Historical Results of Operations

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

Our ten largest clients accounted for 82.9% and 74.2% of consolidated revenues for the three months ended June 30, 2002 and 2001, respectively, and 83.5% and 75.2% of consolidated revenues for the six months ended June 30, 2002 and 2001, respectively. Four clients accounted for 15.7%, 14.6%, 10.5% and 10.1% of our consolidated revenues for the three months ended June 30, 2002. Four clients accounted for 15.5%, 12.5%, 10.8% and 10.2% of our consolidated revenues for the six months ended June 30, 2002. One client accounted for 20.7% and 23.3% of our consolidated revenues during the three and six months ended June 30, 2001, respectively. We expect a relatively high level of client concentration to continue but it may not necessarily involve the same clients from period to period.

Cost of revenues consist of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary staff that we use to provide professional services and certain other direct costs. Sales and marketing expenses consist of salaries, employee benefits and incentive compensation of new business development and other sales and marketing staff and certain other marketing costs. General and administrative expenses include salaries, employee benefits and incentive compensation of administrative and other non-billable employees and office rent, utilities, professional and consulting fees, travel, telephone and other related expenses.

As a result of the economic downturn and consequent decreased demand from clients in North America and International offices for our services, we experienced a reduction in revenues in the three and six months ended June 30, 2002 as compared to the same period in 2001. During the three months ended June 30, 2002, 80.9% of our revenues were generated in North America and 19.1% were generated in our International offices, as compared to 68.6% and 31.4%, respectively, for the three months ended June 30, 2001. For the six months ended June 30, 2002, 77.8% of our revenues were generated in North America and 22.2% were generated in our International offices, as compared to 73.1% and 26.9%, respectively, for the six months ended June 30, 2001.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues. Revenues decreased $7.4 million, or 27.7%, to $19.4 million for the three months ended June 30, 2002 from $26.8 million for the three months ended June 30, 2001. This decline in revenues was primarily attributable to a decrease in the total billable hours and average revenue per hour for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in billable hours and average revenue per hour was primarily due to the decrease in demand for our services attributable to the general decline in the global economy, the closing of our offices in Tokyo, Japan and Paris, France, which combined accounted for $0.7 million of revenue for the three months ended June 30, 2001, and the winding down of a large project for one client in Europe. Effective January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF 01-14”). Revenues and cost of revenues related to reimbursable pass-through expenses were $0.7 million and $0.7 million for the three months ended June 30, 2002 and 2001, respectively.

North American revenues decreased $2.7 million, or 14.8%, to $15.7 million for the three months ended June 30, 2002 from $18.4 million for the three months ended June 30, 2001. This decline in revenues was primarily attributable to a decrease in the North American billable hours slightly offset by an increase in average revenue per hour for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in billable hours was primarily due to the decrease in demand for our services attributable to the general decline in the domestic economy. North American revenues and cost of revenues related to reimbursable pass-through expenses were $0.6 million and $0.5 million for the three months ended June 30, 2002 and 2001, respectively.

International revenues decreased $4.7 million, or 55.9%, to $3.7 million for the three months ended June 30, 2002 from $8.4 million for the three months ended June 30, 2001. This decline in revenues was primarily attributable to a decrease in our International offices’ billable hours and average revenue per hour for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in billable hours

MODEM MEDIA, INC.

and average revenue per hour was primarily due to the decrease in demand for our services attributable to the general decline in the global economy. Additionally, billable hours were down due to the closing of our offices in Tokyo, Japan and Paris, France, which combined accounted for $0.7 million of revenue for the three months ended June 30, 2001 and the winding down of a large project for one client in Europe. International revenues and cost of revenues related to reimbursable pass-through expenses were $0.1 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit. Cost of revenues decreased $5.4 million, or 35.3%, to $9.8 million for the three months ended June 30, 2002 from $15.2 million for the three months ended June 30, 2001. This decrease in cost of revenues was primarily due to decreased full-time equivalent employees (defined as employees plus temporary staff). Gross profit margin increased to 49.2% of revenues for the three months ended June 30, 2002 from 43.3% for the three months ended June 30, 2001. North American gross profit margin was 53.7% for the three months ended June 30, 2002 as compared to 47.5% for the three months ended June 30, 2001. International gross profit margin was 30.3% for the three months ended June 30, 2002 as compared to 34.2% for the three months ended June 30, 2001. Utilization was higher for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 for the Company in total and for both our North America and International offices. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

Sales and Marketing. Sales and marketing expenses decreased $0.3 million, or 34.0%, to $0.6 million for the three months ended June 30, 2002 from $0.9 million for the three months ended June 30, 2001. Sales and marketing expenses represented 3.1% of consolidated revenues for the three months ended June 30, 2002 as compared to 3.4% for the three months ended June 30, 2001. The dollar and percentage decreases in sales and marketing expenses were primarily the result of expense reduction actions taken during 2001 and the six months ended June 30, 2002.

General and Administrative. General and administrative expenses decreased $2.1 million, or 24.7%, to $6.4 million for the three months ended June 30, 2002 from $8.5 million for the three months ended June 30, 2001. General and administrative expenses represented 33.0% of consolidated revenues for the three months ended June 30, 2002 as compared to 31.6% for the three months ended June 30, 2001. The dollar decreases in general and administrative expenses were primarily the result of expense reduction actions taken during 2001 and the six months ended June 30, 2002. The increase in percentage was attributable to a greater decrease in revenues than general and administrative expenses for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Restructuring and Other Charges, Net. Restructuring charges of $10.7 million for the three months ended June 30, 2002 represent costs incurred in connection with the initiation of a series of global restructuring actions to align capacity with expected revenue levels. These actions, which were commenced in the second quarter of 2002, include the closure of offices in Toronto, Munich and Hong Kong, staff reductions in most of our other offices and a reduction in office space in Norwalk, Connecticut and London. The restructuring charges included $1.6 million in severance and related costs, $5.5 million in lease-related costs, net of expected sublease income assumptions, primarily related to office leases for our excess facilities, $2.5 million in fixed asset dispositions, net of expected proceeds, $0.8 million in write-off of cumulative translation adjustments and $0.3 million in other costs.

Restructuring and other charges of $7.8 million for the three months ended June 30, 2001 represent costs incurred in connection with (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in our accrual for excess facilities of $5.7 million, (b) the cancellation of our move to new office space in Toronto as a result of the breach of our lease by our landlord, resulting in the write-off of $1.1 million in space-related assets, and (c) the realignment of capacity across multiple offices, resulting in a charge of $1.0 million.

Depreciation and Amortization. Depreciation and amortization decreased $0.4 million, or 20.3%, to $1.3 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001. Depreciation and amortization represented 6.9% of consolidated revenues for the three months ended June 30, 2002 and 6.3% for the three months ended June 30, 2001. The dollar decrease in depreciation and amortization was primarily attributable to a decrease in property and equipment which was the result of the restructuring actions taken, which included the write-off of certain property and equipment. The increase in percentage was attributable to a greater decrease in revenues than depreciation and amortization expenses for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

MODEM MEDIA, INC.

Amortization of Goodwill. As a result of the adoption of SFAS No. 142, effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the three months ended June 30, 2001 was $0.9 million (see Note 4 of “Notes to Consolidated Financial Statements”).

Interest Income. Interest income decreased $0.2 million, or 55.0%, to $0.2 million for the three months ended June 30, 2002 from $0.4 million for the three months ended June 30, 2001. This decrease was due primarily to lower interest rates realized on short-term investment balances partially offset by higher average cash balances during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Interest Expense and Other. Interest expense and other increased $0.1 million, or 43.8%, to $0.2 million for the three months ended June 30, 2002 from $0.1 million for the three months ended June 30, 2001. This increase was primarily due to an increase in the expense related to net present value of our liabilities established for the restructuring charges for our excess facilities.

Loss before Income Taxes and Cumulative Effect of Accounting Change. Our loss before income taxes and cumulative effect of accounting change was $9.5 million for the three months ended June 30, 2002, as compared to $7.8 million for the three months ended June 30, 2001. This increase of $1.7 million was primarily due to the increase in restructuring charges for the comparable periods and a decrease in gross profit, partially offset by the decrease in other operating expenses and goodwill amortization.

Income Taxes. We had a benefit for income taxes of $7.3 million for the three months ended June 30, 2002, compared to a benefit for income taxes of $2.2 million for the three months ended June 30, 2001, an increase of $5.1 million. The effective income tax benefit rate was 76.6% for the three months ended June 30, 2002 (based on Loss before Income Taxes and Cumulative Effect of Accounting Change) compared to an effective income tax benefit rate of 28.9% for the three months ended June 30, 2001. This increase was primarily due to the U.S. tax benefit from higher foreign investment write-offs and the decrease in goodwill amortization for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. The effective tax benefit rates differ from the federal statutory rate due to state taxes, the effect of non-deductible expenses and the effect of writing off investments of certain foreign subsidiaries, partially offset by valuation allowances recorded against losses generated by certain foreign entities.

Net Loss. Our net loss was $2.2 million, or $0.09 per common share, for the three months ended June 30, 2002, as compared to $5.5 million, or $0.21 per common share for the three months ended June 30, 2001. This decrease in net loss of $3.3 million was primarily due to a different effective income tax rate applied to our loss before income taxes, as mentioned above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Revenues decreased $21.8 million, or 35.6%, to $39.4 million for the six months ended June 30, 2002 from $61.2 million for the six months ended June 30, 2001. This decline in revenues was primarily attributable to a decrease in the total billable hours and average revenue per hour for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in billable hours was primarily due to the decrease in demand for our services attributable to the general decline in the global economy; the closing of our offices in Tokyo, Japan and Paris, France, which combined accounted for $1.4 million of revenue for the six months ended June 30, 2001; and the winding down of a large project for one client in Europe. Effective January 1, 2002, we adopted EITF 01-14. Revenues and cost of revenues related to reimbursable pass-through expenses were $1.5 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively.

North American revenues decreased $14.0 million, or 31.4%, to $30.7 million for the six months ended June 30, 2002 from $44.7 million for the six months ended June 30, 2001. This decline in revenues was primarily attributable to a decrease in the North American billable hours slightly offset by an increase in average revenue per hour for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in billable hours was primarily due to the decrease in demand for our services attributable to the general decline in the domestic economy. North American revenues and cost of revenues related to reimbursable pass-through expenses were $1.1 million and $1.2 million for the six months ended June 30, 2002 and 2001, respectively.

International revenues decreased $7.8 million, or 46.9%, to $8.7 million for the six months ended June 30, 2002 from $16.5 million for the six months ended June 30, 2001. This decline in revenues was primarily attributable to a decrease in our International offices’ billable hours and average revenue per hour for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in billable hours and average revenue

MODEM MEDIA, INC.

per hour is primarily due to the decrease in demand for our services attributable to the general decline in the global economy. Additionally, billable hours were down due to the closing of our offices in Tokyo, Japan and Paris, France, which combined accounted for $1.4 million of revenue for the six months ended June 30, 2001 and the winding down of a large project for one client in Europe. International revenues and cost of revenues related to reimbursable pass-through expenses were $0.4 million and $0.4 million for the six months ended June 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit. Cost of revenues decreased $14.0 million, or 40.2%, to $20.9 million for the six months ended June 30, 2002 from $34.9 million for the six months ended June 30, 2001. This decrease in cost of revenues was primarily due to decreased full-time equivalent employees (defined as employees plus temporary staff). Gross profit margin increased to 47.1% of revenues for the six months ended June 30, 2002 from 43.0% for the six months ended June 30, 2001. North American gross profit margin was 51.3% for the six months ended June 30, 2002 as compared to 49.6% for the six months ended June 30, 2001. International gross profit margin was 32.3% for the six months ended June 30, 2002 as compared to 25.0% for the six months ended June 30, 2001. Utilization was higher for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 for the Company in total and for both our North America and International offices. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

Sales and Marketing. Sales and marketing expenses decreased $1.0 million, or 46.7%, to $1.2 million for the six months ended June 30, 2002 from $2.2 million for the six months ended June 30, 2001. Sales and marketing expenses represented 2.9% of consolidated revenues for the six months ended June 30, 2002 as compared to 3.5% for the six months ended June 30, 2001. The dollar and percentage decreases in sales and marketing expenses were primarily the result of expense reduction actions taken during 2001 and the six months ended June 30, 2002.

General and Administrative. General and administrative expenses decreased $6.6 million, or 35.2%, to $12.3 million for the six months ended June 30, 2002 from $18.9 million for the six months ended June 30, 2001. General and administrative expenses represented 31.1% of consolidated revenues for the six months ended June 30, 2002 as compared to 30.9% for the six months ended June 30, 2001. The dollar decrease in general and administrative expenses was primarily the result of expense reduction actions taken during 2001 and the six months ended June 30, 2002. The slight increase in percentage was attributable to a slightly higher decrease in revenues as compared to general and administrative expenses for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Restructuring and Other Charges, Net. Restructuring charges of $11.5 million for the six months ended June 30, 2002 represent costs incurred in connection with the initiation of a series of global restructuring actions to align capacity with expected revenue levels. These actions, which were commenced in the second quarter of 2002, include the closures of offices in Toronto, Munich and Hong Kong, staff reductions in most of our other offices and a reduction in office space in Norwalk, Connecticut and London. The restructuring charges included $2.4 million in severance and related costs, $5.5 million in lease-related costs, primarily related to office leases for our excess facilities, net of expected subleasing expectations, $2.5 million in fixed asset dispositions, net of expected proceeds, $0.8 million in write-off of cumulative translation adjustments and $0.3 million in other costs and asset write-offs.

Restructuring and other charges of $10.6 million during the six months ended June 30, 2001 represent costs incurred in connection with (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in our accrual for excess space of $5.7 million, (b) the decision to close our office in Tokyo, Japan, which ceased operations during the second quarter of 2001 and for which an accrual of approximately $1.9 million was established, (c) the cancellation of our move to new office space in Toronto resulting in the write-off of $1.1 million in space-related assets, (d) the reduction of corporate headcount and realignment of capacity across multiple offices, which resulted in a charge of $1.5 million, and (e) the other than temporary decline in the value of certain marketable securities, which resulted in a write-off of $0.4 million.

Depreciation and Amortization. Depreciation and amortization decreased $0.7 million, or 19.8%, to $2.7 million for the six months ended June 30, 2002 from $3.4 million for the six months ended June 30, 2001. Depreciation and amortization represented 6.9% of consolidated revenues for the six months ended June 30, 2002 and 5.6% for the six months ended June 30, 2001. The dollar decrease in depreciation and amortization was primarily attributable to a decrease in property and equipment which was the result of the restructuring actions taken, which included the write-off of certain property and equipment. The increase in percentage was attributable to

MODEM MEDIA, INC.

a greater decrease in revenues than depreciation and amortization expenses for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Amortization of Goodwill. As a result of the adoption of SFAS No. 142, effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the six months ended June 30, 2001 was $1.7 million (see Note 4 of “Notes to Consolidated Financial Statements”).

Gain on Sale of CentrPort Stock. In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the sale of a portion of our preferred holdings in CentrPort to the CentrPort Investors in 2000, as described previously. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded at December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we recognized the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 2 of “Notes to Consolidated Financial Statements”).

Interest Income. Interest income decreased $0.6 million, or 62.1%, to $0.4 million for the six months ended June 30, 2002 from $1.0 million for the six months ended June 30, 2001. This decrease was due primarily to lower interest rates realized on short-term investment balances partially offset by higher average cash balances during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Interest Expense and Other. Interest expense and other increased $0.1 million, or 42.4%, to $0.4 million for the six months ended June 30, 2002 from $0.3 million for the six months ended June 30, 2001. This increase was primarily due to an increase in the interest expense related to the net present value of our liabilities established for the restructuring charges related to our excess facilities.

Loss before Income Taxes and Cumulative Effect of Accounting Change. Our loss before income taxes and cumulative effect of accounting change was $6.8 million for the six months ended June 30, 2002, as compared to $9.8 million for the six months ended June 30, 2001. The decrease in loss before income taxes and cumulative effect of accounting change of $3.0 million was primarily due to the gain on the sale of CentrPort stock, the decrease in amortization of goodwill, the decrease in operating expenses, partially offset by the decrease in gross margin and the increase in restructuring charges.

Income Taxes. We had a benefit for income taxes of $6.1 million for the six months ended June 30, 2002, compared to a benefit for income taxes of $4.4 million for the six months ended June 30, 2001, an increase of $1.7 million. The effective income tax benefit rate was 89.9% for the six months ended June 30, 2002 (based on Loss before Income Taxes and Cumulative Effect of Accounting Change) compared to an effective income tax benefit rate of 44.7% for the six months ended June 30, 2001. This increase was primarily due to the U.S. tax benefit from higher foreign investment write-offs and the decrease in goodwill amortization for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. The effective tax benefit rates differ from the federal statutory rate due to state taxes, the effect of non-deductible expenses and the effect of writing off investments of certain foreign subsidiaries, partially offset by valuation allowances recorded against losses generated by certain foreign entities.

Cumulative Effect of Accounting Change. In accordance with SFAS No. 142, we performed the required transitional fair value impairment test on our goodwill as of January 1, 2002. As we announced, in the second quarter, that we would close our office in Munich, we determined that the related goodwill for that reporting unit was fully impaired as of January 1, 2002 and, accordingly, recorded an impairment of goodwill of $3.4 million as a cumulative effect of an accounting change. There was no income tax effect on the impairment charge as it related to goodwill associated with our Munich operations and we believe it is more likely than not that future taxable income will not be

MODEM MEDIA, INC.

sufficient to realize the related income tax benefit associated with the charge. The impairment test noted no other impairment of our recorded goodwill.

Net Loss. Our net loss was $4.1 million, or $0.16 per common share, for the six months ended June 30, 2002, as compared to $5.4 million, or $0.21 per common share for the six months ended June 30, 2001. This decrease in net loss of $1.3 million was primarily due to a different effective income tax rate applied to our loss before income taxes, as mentioned above.

Liquidity and Capital Resources

We historically have financed our operations from funds generated from operations and proceeds from our initial public offering. Net cash provided by operating activities was $8.3 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively. The primary reasons for the source of cash for both periods were the favorable results in operations and the reduction in our accounts receivables.

Net cash provided by investing activities was essentially breakeven for the six months ended June 30, 2002 as compared to net cash used of $2.5 million for the six months ended June 30, 2001. Investing activities primarily reflect our purchases of property and equipment offset by the net effect of purchases and maturities of short-term investments.

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2002 as compared to net cash provided of $0.2 million for the six months ended June 30, 2001. The primary use of cash from financing activities in 2002 was the principal payments of debt offset in part by proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan. In the same period of 2001, proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan were higher than the principal payments of debt.

Our short-term significant commitments include media obligations (net of uncollected pre-billed media) of $10.2 million, lease payments (net of estimated sublease income) over the next twelve months aggregating $7.5 million, severance and related costs of $1.8 million and the funding of the remaining expected obligations of our offices in Toronto, Munich and Hong Kong of approximately $0.3 million. Our long-term capital needs depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our staff and infrastructure, as needed, to accommodate growth or maintain our staff to retain our talent base, as well as the rate at which we choose to invest in new technologies and the timing of the subleasing of our unoccupied office space. We have ongoing needs for capital, including working capital for operations and capital expenditures to maintain and expand our operations as needed.

We are the guarantor for CentrPort’s obligations under its ten-year lease for office space, which expires on June 30, 2010, subject to renewal. As of June 30, 2002, the aggregate remaining base rent and operating expenses due under this lease is $6.2 million, subject to adjustment in accordance with the terms of the lease. The lease provides that, once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord for an amount not to exceed the remaining base rent. CentrPort has committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible.

We believe that our cash on hand of $48.7 million, together with expected funds available from continuing operations, will be sufficient to meet our capital and operating needs for at least the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. Dollars. We derived 22.1% and 25.4% of our revenues for 2002 from operations outside of the United States for the three and six months ended June 30, 2002, respectively. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound, Euro, and Canadian Dollar, as the financial results of foreign subsidiaries are translated into U.S. Dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and operating

MODEM MEDIA, INC.

performance. The effect of foreign exchange rate fluctuation for the quarter ended June 30, 2002 was not material. Currently, we do not hedge foreign currency transactions into U.S. Dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. Dollar denominated results. However, we will, from time to time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

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

Effective January 1, 1999, eleven of the fifteen members of the European Union established fixed conversion rates between their existing sovereign currencies and one common currency, the Euro. The participating countries adopted the Euro as their common currency on January 1, 1999. On January 1, 2002, Euro-denominated currency was issued, and on June 30, 2002, all national currencies of the participating countries ceased to be legal tender. Our European operations are most significantly concentrated in the United Kingdom, which, despite being a member of the European Union, is not participating in the single currency at this time. We made certain adjustments to our business and operations to accommodate the Euro conversion and the conversion had minimal impact on our business, financial condition or results of operations.

MODEM MEDIA, INC.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Modem Media intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

In August 2001, our subsidiary, Modem Media Canada, Inc. (“Modem Media Canada”), brought suit against City Core Properties, Ltd. (“Landlord”) in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the “Space”). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued us, Modem Media Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The Space was repossessed by a mortgage holder and has been sold to an unrelated third party. We believe that we have meritorious defenses to the counter-claim and we intend to defend this action vigorously. We believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

From time to time, we become involved in various routine legal proceedings in the ordinary course of our business. Other than as noted above, we believe that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On May 2, 2002, we held our Annual Meeting of Stockholders at our offices in Norwalk, Connecticut.

(b)  At the Annual Meeting, our stockholders elected nine Directors, each to serve for the following year and until their successors are duly appointed. The nine Directors nominated for election held office as Directors prior to the Annual Meeting. The votes were cast for each of the following nominees for Director or were withheld with respect to such nominees, as follows:

MODEM MEDIA, INC.

	Votes
	For	Withheld

Robert C. Allen, II	24,022,521	74,557
Robert H. Beeby	24,066,208	30,870
Richard M. Hochhauser	24,071,206	25,872
Bruce S. Nelson	24,071,231	25,847
Gerald M. O’Connell	24,066,979	30,099
Marc C. Particelli	24,069,482	27,596
Don Peppers	24,069,344	27,734
V. Larry Weber	24,071,231	25,847
Joseph Zimmel	24,069,235	27,843

(c) In addition to the election of Directors, our stockholders ratified the appointment of Arthur Andersen LLP as our independent auditors for 2002. The following votes were cast with respect to such appointment:

For:	23,897,631
Against:	164,471
Abstain:	34,976
Non-Vote:	0

We dismissed Arthur Andersen LLP on May 28, 2002 and appointed PricewaterhouseCoopers LLP as our new independent auditors for the year ending December 31, 2002.

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by PricewaterhouseCoopers, LLC (“PwC”), the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The Audit Committee ratified and approved additional engagements of PwC for the following non-audit services: (1) consultation on tax matters concerning US and foreign income, sales and use taxes, and expatriate employee income taxes, (2) tax and accounting guidance support for the closure of the Company’s International offices and (3) review of operating expenses related to a real estate lease. The Audit Committee adopted a resolution, consistent with the Act, that all future non-audit services to be performed by PwC must first be approved by the Audit Committee.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

4.4 (a)	Written Assignment of Warrant Agreement from General Electric Capital Corporation to The Convertible Fund, LP, dated March 28, 2002.

4.4 (b)	Written Assignment of Warrant Agreement from The Convertible Fund, LP to Highbridge International LLC, dated April 26, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

MODEM MEDIA, INC.

We filed a Form 8-K, dated May 28, 2002, disclosing that, effective May 28, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and appointed PricewaterhouseCoopers LLP as our new independent public accountants for the year ending December 31, 2002.

We filed a Form 8-K, dated June 27, 2002, disclosing that we announced that we had initiated a series of global restructuring actions to align our capacity with expected revenues. These actions, which were commenced in the second quarter and are expected to be completed in the third quarter of 2002, include the closures of our offices in Toronto, Munich and Hong Kong, staff reductions in most of our other offices and a reduction of our office space in Norwalk, Connecticut and London.

MODEM MEDIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODEM MEDIA, INC.
Date: August 14, 2002

By	/s/ MARC C. PARTICELLI

Marc C. Particelli President and Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial Officer)

By	/s/ MARK R. HAHN

Mark R. Hahn Vice President & Controller (Principal Accounting Officer)