Form 10-Q
period 2002-09-30
MODEM MEDIA INC
filed 2002-11-14
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission File No. 0-21935

Modem Media, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1464807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 East Avenue
Norwalk, CT 06855
(203) 299-7000
(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

There were 25,981,743 shares of the Registrant’s Common Stock, $0.001 par value, outstanding as of October 31, 2002.

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

•       the ability to manage the cost to close our offices in Munich, Toronto and Hong Kong;

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

•       the long-term effects of the U.S. and International recession;

•       changes in government regulation, including regulation of privacy issues; and

•       the effect of recent terrorist activities and resulting military actions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives will be achieved.

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MODEM MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$44,011	$40,995
Accounts receivable, net of bad debt reserve of $280 and $528, respectively	9,861	16,309
Unbilled revenues	2,278	521
Deferred income taxes	2,768	3,214
Prepaid expenses and other current assets	4,098	4,603

Total current assets	63,016	65,642
Noncurrent assets:
Property and equipment, net of accumulated depreciation of $14,306 and $13,711, respectively	9,670	16,007
Goodwill	43,156	46,547
Deferred income taxes	16,435	10,934
Other assets	3,456	3,825

Total noncurrent assets	72,717	77,313

Total assets	$135,733	$142,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$3,727
Pre-billed media	8,896	9,789
Deferred revenues	1,858	3,810
Deferred gain on sale of CentrPort stock	—	2,317
Accrued expenses and other current liabilities	10,251	12,827
Accrued restructuring	4,883	3,637

Total current liabilities	28,185	36,107
Noncurrent liabilities:
Accrued restructuring	7,984	6,532
Other liabilities	1,229	1,401
Stockholders’ equity:
Common stock, $0.001 par value—145,000,000 shares authorized, 26,188,475 and 26,023,754 issued, respectively	26	26
Preferred stock, $0.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	191,714	190,785
Accumulated deficit	(91,985)	(89,647)
Treasury stock, 206,732 and 199,773 shares of common stock, respectively, at cost	(1,219)	(1,200)
Accumulated other comprehensive loss	(201)	(1,049)

Total stockholders’ equity	98,335	98,915

Total liabilities and stockholders’ equity	$135,733	$142,955

The accompanying notes to consolidated financial statements are an integral part of these statements.

MODEM MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$17,811	$21,508	$55,153	$77,516
Cost of revenues	9,075	12,586	28,198	43,981

Gross profit	8,736	8,922	26,955	33,535
Operating expenses:
Sales and marketing	379	606	1,401	2,315
General and administrative	4,392	6,192	15,821	23,994
Restructuring and other charges	—	2,556	7,942	11,461
Depreciation and amortization	1,078	1,495	3,592	4,641
Amortization of goodwill	—	1,066	—	2,552

Total operating expenses	5,849	11,915	28,756	44,963

Operating income (loss)	2,887	(2,993)	(1,801)	(11,428)
Gain on sale of Centrport stock	—	—	2,317	—
Interest income	186	393	565	1,380
Other income (expense), net	180	(142)	(71)	(345)

Income (loss) from continuing operations before income taxes	3,253	(2,742)	1,010	(10,393)
Provision (benefit) for income taxes	1,143	(1,109)	561	(5,364)

Income (loss) from continuing operations	2,110	(1,633)	449	(5,029)
Discontinued operations:
Operating loss	(224)	(308)	(4,762)	(2,432)
Provision (benefit) for income taxes	140	—	(5,375)	(118)

(Loss) income from discontinued operations before cumulative effect of accounting change	(364)	(308)	613	(2,314)
Cumulative effect of accounting change	—	—	(3,391)	—

Net income (loss)	$1,746	$(1,941)	$(2,329)	$(7,343)

Basic and diluted per share data:
Income (loss) from continuing operations	$0.08	$(0.07)	$0.02	$(0.20)
(Loss) income from discontinued operations before cumulative effect of accounting change	(0.01)	(0.01)	0.02	(0.09)
Cumulative effect of accounting change	—	—	(0.13)	—

Net income (loss)	$0.07	$(0.08)	$(0.09)	$(0.29)

Weighted average number of common shares outstanding:
Basic	25,964	25,790	25,930	25,655

Diluted	26,105	25,790	26,164	25,655

The accompanying notes to consolidated financial statements are an integral part of these statements.

MODEM MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,329)	$(7,343)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change related to goodwill	3,391	—
Non-cash restructuring and other charges	3,696	3,785
Depreciation and amortization.	3,838	5,038
Amortization of goodwill	—	2,560
Impairment of goodwill	—	323
Non-cash income taxes	(6,148)	(5,374)
Gain from the sale of CentrPort stock	(2,317)	—
(Reduction in) provision for bad debts	(178)	84
Other, net	(7)	437
Changes in assets and liabilities:
Accounts receivable	6,714	9,848
Unbilled revenues	(1,751)	1,620
Prepaid expenses and other current assets.	1,830	2,017
Accounts payable, accrued expenses and other liabilities	(171)	(1,838)
Pre-billed media	(896)	(3,805)
Deferred revenues	(1,997)	(2,855)

Net cash provided by operating activities	3,675	8,173

Cash flows from investing activities:
Purchases of property and equipment	(176)	(2,730)
Proceeds from property and equipment disposals	197	—

Net cash provided by (used in) investing activities	21	(2,730)

Cash flows from financing activities:
Purchases of treasury stock	(19)	(9)
Principal payments of debt	(964)	(1,305)
Exercises of stock options, including purchases under employee stock purchase plan	496	1,316

Net cash (used in) provided by financing activities	(487)	2

Effect of exchange rates on cash and cash equivalents	(193)	(217)
Net increase in cash and cash equivalents	3,016	5,228
Cash and cash equivalents, beginning of period	40,995	35,765

Cash and cash equivalents, end of period	$44,011	$40,993

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for any other interim period or any future year. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, (“SFAS No. 144”), as adopted by the Company on January 1, 2002, discontinued operations were separately presented for all reporting periods in the consolidated statements of operations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Revenue Recognition and Billing—A majority of the Company’s revenues are derived from fixed bid and retainer-based assignments. The Company follows SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). The Company recognizes revenues as services are rendered. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF 01-14”). The Company’s adoption of EITF 01-14 results in increased revenues and increased cost of revenues. Prior periods have been restated to conform to this presentation. The Company had revenues and related cost of revenues attributable to such expenses of $1.3 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively. The Company had revenues and related cost of revenues attributable to such

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expenses of $2.6 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively. The Company had revenues and related cost of revenues attributable to such expenses of $3.0 million, $5.9 million, and $2.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Restructuring and Other Charges—Restructuring and other charges include the costs associated with the Company’s restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of costs that were incremental to the Company’s ongoing operations and were incurred to close offices, restructure operations, reduce excess office facilities and equipment, and terminate employees. A liability was recorded for costs that could be reasonably estimated. The Company records liabilities for long-term real estate obligations, net of sublease expectations, at net present value and recognizes interest expense on an ongoing, periodic basis (see Note 3).

Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located in a variety of industries. The Company had revenues from four clients representing 20.6%, 19.9%, 11.6% and 10.5% of revenues during the three months ended September 30, 2002. The Company had revenues from three clients representing 17.7%, 15.5% and 11.0% of revenues during the nine months ended September 30, 2002. The Company had revenues from one client representing 23.9% and 24.7% of total revenues during the three and nine months ended September 30, 2001, respectively.

The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had three clients accounting for 21.3%, 20.2% and 12.7% of total gross accounts receivable as of September 30, 2002. The Company had four clients accounting for 27.6%, 19.7%, 13.6% and 10.9% of total gross accounts receivable as of December 31, 2001.

Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Carrying values are tested annually for impairment and between annual tests if events or circumstances change. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective January 1, 2002 (see Note 5).

Net Income (Loss) Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income per share gives effect to all potentially dilutive securities that were outstanding during each period. There were 6.0 million and 4.1 million options and warrants outstanding during the three months ended September 30, 2002 and 2001, respectively, and 5.2 million and 4.1 million options and warrants outstanding during the nine months ended September 30, 2002 and 2001, respectively, which were excluded in the computation of diluted net income (loss) per share since they were antidilutive.

Recently Issued Accounting Pronouncements—In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are reviewed for impairment on an annual basis, unless impairment indicators arise sooner. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their estimated useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply immediately to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired on or prior to such date are to be accounted for under SFAS No. 142 by the Company beginning on January 1, 2002. This statement eliminates

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the test is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. The Company performed the required transitional fair value impairment test on its goodwill as of January 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer records goodwill amortization (see Note 5). The Company will be performing its annual goodwill impairment test during the fourth quarter of 2002. If this test indicates an impairment, a write-down will be recorded in the fourth quarter of 2002.

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

2.    Discontinued Operations

In the second quarter of 2002, the Company announced its decision to close its offices in Toronto, Munich and Hong Kong. Operations in these offices ceased in the third quarter of 2002 and as a result, in accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations.

Revenues from discontinued operations were $0.3 million and $2.2 million for the three months ended September 30, 2002 and 2001, respectively. Revenues were $2.4 million and $7.4 million for the nine months ended September 30, 2002 and 2001, respectively. Total assets related to discontinued operations were $0.2 million as of September 30, 2002.

3.    Restructuring and Other Charges

Continuing Operations

The Company initiated a series of restructuring actions in the first and second quarters of 2002 to align capacity with both revenue and the demand from its clients. These actions, which were completed in the third quarter of 2002, include staff reductions of 35 employees and a reduction in office space in the Company’s U.S. and London offices. As a result of these actions, restructuring charges of $7.9 million were recorded during the six months ended June 30, 2002.

Discontinued Operations

Due to the decline in client demand, the Company decided in the second quarter of 2002 to close its offices in Toronto, Munich and Hong Kong, ceasing operations in the third quarter of 2002. As a result of this decision, there were staff reductions of 52 employees for the nine months ended September 30, 2002. As a result of these

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions, restructuring charges of $3.6 million were recorded during the three months ended June 30, 2002. These charges are recorded within operating loss from discontinued operations in the Company’s statements of operations.

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2001	Charges	Cash Uses	Non-Cash Uses	Other	Balances at September 30, 2002
	(In thousands)
Lease costs, net of sublease income	$8,389	$5,464	$(2,040)	$(7)	$642	$12,448
Fixed asset dispositions	—	2,513	—	(2,513)	—	—
Severance	1,277	2,365	(3,405)	—	—	237
Other	503	1,151	(296)	(1,176)	—	182

Total	$10,169	$11,493	$(5,741)	$(3,696)	$642	$12,867

			Less: current portion			$4,883

			Long-term portion			$7,984

The total amount of the accrued restructuring liability related to discontinued operations as of September 30, 2002 is $0.7 million.

4.    CentrPort, Inc.

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

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort and the Founders’ Stock Transaction are hereinafter collectively referred to as the “CentrPort Transactions.” As a result of the CentrPort Transactions, the Company’s ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%, which was later reduced, as discussed below. Through the date of the CentrPort Transactions, the Company consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that the Company was CentrPort’s sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, the Company has accounted for its investment in CentrPort under the cost method.

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

In addition, as a result of a valuation the Company received from an independent firm regarding its investment in CentrPort, as of December 31, 2001, the Company concluded that its investment in CentrPort was impaired. Accordingly, the Company reduced its investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. Should the demand for CentrPort products and services not improve, the value of the Company’s remaining CentrPort investment may become further impaired.

In October 2002, CentrPort closed on a second series of equity financing whereby CentrPort issued new equity to some of the CentrPort Investors in exchange for a certain amount of cash (the “Secondary Financing”). The Company did not participate in the Secondary Financing. As a result of the Secondary Financing, the Company’s ownership interest in CentrPort’s common and preferred stock was reduced from approximately 15.2% to approximately 8.9%. Additionally, pursuant to the Secondary Financing, the exercise price of the CentrPort Warrant was reduced to an amount per share equal to 150% of the per share price of the Secondary Financing.

5.    Goodwill—Adoption of SFAS 142

In accordance with SFAS No. 142, the Company performed the required transitional fair value impairment test on its goodwill and reviewed separable intangible assets, if any, as of January 1, 2002. As a result of completing this test, the Company determined that the goodwill associated with its Munich operation was fully impaired as of January 1, 2002. Accordingly, the Company recorded an impairment of goodwill of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002 and therefore reduced the

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously reported first quarter net income of $0.06 per common share to a net loss of $0.07 per common share. There was no income tax effect on the impairment charge as it related to goodwill associated with the Company’s Munich operation and the Company believes it is more likely than not that future taxable income will not be sufficient to realize the related income tax benefit associated with the charge. The impairment test noted no other impairment of the recorded goodwill.

The following table depicts the Company’s net income (loss) and earnings per share adjusted for the impact of goodwill amortization during the reported periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Reported net income (loss)	$1,746	$(1,941)	$(2,329)	$(7,343)
Add back: Goodwill amortization	—	1,100	—	3,838

Adjusted net income (loss)	$1,746	$(841)	$(2,329)	$(3,505)

Basic and diluted earnings per share:
Reported net income (loss)	$0.07	$(0.08)	$(0.09)	$(0.29)
Add back: Goodwill amortization	—	0.04	—	0.15

Adjusted net income (loss) (*)	$0.07	$(0.03)	$(0.09)	$(0.14)

(*)	numbers may not add, due to rounding

6.    Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income was $2.0 million for the three months ended September 30, 2002 compared to comprehensive loss of $1.7 million for the three months ended September 30, 2001. Comprehensive loss was $1.5 million and $7.6 million for the nine months ended September 30, 2002 and 2001, respectively.

7.    Legal Proceedings

Litigation—Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants the Company, certain of its officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of the Company’s initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Company defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeding. In October 2002, the actions against the individual defendants were dismissed without prejudice. The Company intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

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

8.    Subsequent Event

Stock Repurchase Program—In October 2002, the Company announced that its Board of Directors authorized the repurchase of up to $5.0 million of the Company’s common stock. The stock repurchases will be made from time to time over the next eighteen months in open market transactions. The timing and amount of purchases will be dependent upon a number of factors, including the price availability of the Company’s common stock, general market conditions and other uses of funds. The program became effective on October 31, 2002 and may be discontinued at any time.

MODEM MEDIA, INC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to many of the world’s leading companies, including Delta Air Lines, General Motors, IBM, Eastman Kodak, Kraft, Michelin and Sprint. We use digital marketing and technologies to help these and other clients realize greater value from their most vital asset—their customers. We approach this goal through the following business basics:

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets

MODEM MEDIA, INC.

and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. Actual results can differ from those estimates, and it is possible that the differences could be material.

We believe the following accounting policies are critical to the accuracy of the more significant judgements and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition,
•	allowance for doubtful accounts,
•	accounting for restructuring liabilities,
•	accounting for income taxes, and
•	valuation of long-lived assets, investments and goodwill.

Revenue recognition

Our clients hire us on a fixed-bid, retainer or time-and-materials basis. A majority of our revenues are derived from fixed-bid and retainer-based engagements. We recognize revenues as services are rendered, in accordance with SAB No. 101. We reassess our estimated costs on fixed-bid engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for doubtful accounts

We assess the required amount of allowance for doubtful accounts based on past experience and reviews of aging and analysis of specific accounts. There has been no direct correlation with our experience of bad debt expenses to revenues.

Accounting for restructuring liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, restructure operations, reduce excess office facilities and equipment, and terminate employees. A liability was recorded for costs that could be reasonably estimated. We record liabilities for long-term real estate obligations, net of sublease expectations, at net present value and recognize interest expense on an ongoing, periodic basis (see Note 3 of “Notes to Consolidated Financial Statements”).

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

MODEM MEDIA, INC.

allowance against their deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial condition and results of operations.

Valuation of long-lived assets, investments and goodwill

We have a significant amount of long-lived assets, including fixed assets, goodwill and investments. We periodically evaluate the realizability of all of our long-lived assets. Future events could cause us to conclude that impairment indicators exist and that the asset values associated with a given operation have become impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations. The Company will be performing its annual goodwill impairment test during the fourth quarter of 2002. If this test indicates an impairment, a write-down will be recorded in the fourth quarter of 2002.

Restructuring and Other Charges

Continuing Operations

The Company initiated a series of restructuring actions in the first quarter and second quarter of 2002 to align capacity with both revenue and the demand from its clients. These actions, which were completed in the third quarter of 2002, include staff reductions of 35 employees and a reduction in office space in the Company’s U.S. and London offices. As a result of these 2002 actions, we recorded restructuring charges of $7.9 million during the six months ended June 30, 2002.

Discontinued Operations

Due to the decline in client demand, the Company decided in the second quarter of 2002 to close its offices in Toronto, Munich and Hong Kong, ceasing operations in the third quarter of 2002. As a result of this decision, there were staff reductions of 52 employees for the nine months ended September 30, 2002. As a result of these actions, restructuring charges of $3.6 million were recorded during the three months ended June 30, 2002. These charges are recorded within operating loss from discontinued operations in the Company’s statements of operations.

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2001	Charges	Cash Uses	Non-Cash Uses	Other	Balances at September 30, 2002
	(In thousands)
Lease costs, net of sublease income	$8,389	$5,464	$(2,040)	$(7)	$642	$12,448
Fixed asset dispositions	—	2,513	—	(2,513)	—	—
Severance	1,277	2,365	(3,405)	—	—	237
Other	503	1,151	(296)	(1,176)	—	182

Total	$10,169	$11,493	$(5,741)	$(3,696)	$642	$12,867

			Less: current portion			$4,883

			Long-term portion			$7,984

The total amount of the accrued restructuring liability related to discontinued operations as of September 30, 2002 is $0.7 million.

We expect to reduce annual expenses by $10.8 million as a result of these restructuring actions. We periodically monitor accruals for prior restructuring charges taken and, as of September 30, 2002, we consider the accruals to be adequate (see Note 3 of “Notes to Consolidated Financial Statements”).

MODEM MEDIA, INC.

Goodwill—Adoption of SFAS 142

In accordance with SFAS No. 142, the Company performed the required transitional fair value impairment test on its goodwill and reviewed separable intangible assets, if any, as of January 1, 2002. As a result of completing this test, the Company determined that the goodwill associated with its Munich operation was fully impaired as of January 1, 2002. Accordingly, the Company recorded an impairment of goodwill of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002 and therefore reduced the previously reported first quarter net income of $0.06 per common share to a net loss of $0.07 per common share. There was no income tax effect on the impairment charge as it related to goodwill associated with the Company’s Munich operation and the Company believes it is more likely than not that future taxable income will not be sufficient to realize the related income tax benefit associated with the charge. The impairment test noted no other impairment of the recorded goodwill.

Historical Results of Operations

In the second quarter of 2002, the Company announced its decision to close its offices in Toronto, Munich and Hong Kong. Operations in these offices ceased in the third quarter of 2002 and as a result, in accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. As a result, our discussion of comparative results of operations, presented below, refer to continuing operations.

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

Our ten largest clients accounted for 89.8% and 91.6% of revenues for the three months ended September 30, 2002 and 2001, respectively, and 87.0% and 82.0% of revenues for the nine months ended September 30, 2002 and 2001, respectively. Four clients accounted for 20.6%, 19.9%, 11.6% and 10.5% of our revenues for the three months ended September 30, 2002. Three clients accounted for 17.7%, 15.5% and 11.0% of our revenues for the nine months ended September 30, 2002. One client accounted for 23.9% and 24.7% of our revenues during the three and nine months ended September 30, 2001, respectively. We expect a relatively high level of client concentration to continue but it may not necessarily involve the same clients from period to period.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues.    Revenues decreased $3.7 million, or 17.2%, to $17.8 million for the three months ended September 30, 2002 from $21.5 million for the three months ended September 30, 2001. This decline in revenues was primarily attributable to a decrease in the total billable hours and average revenue per hour for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in billable hours and average revenue per hour was primarily due to the decrease in demand for our services

MODEM MEDIA, INC.

attributable to the general decline in the global economy which has resulted in reduced marketing spending from some of our significant clients, the winding down of a large project for one client in Europe and the closing of our office in Paris. Effective January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (“EITF 01-14”). Revenues and related cost of revenues attributable to reimbursable pass-through expenses were $1.3 million and $0.6 million for the three months ended September 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit.    Cost of revenues decreased $3.5 million, or 27.9%, to $9.1 million for the three months ended September 30, 2002 from $12.6 million for the three months ended September 30, 2001. This decrease in cost of revenues was primarily due to decreased full-time equivalent employees (defined as employees plus temporary staff) resulting from the decrease in demand for our services attributable to the general decline in the global economy. Gross profit margin increased to 49.0% of revenues for the three months ended September 30, 2002 from 41.5% for the three months ended September 30, 2001. Utilization was higher for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

Sales and Marketing.    Sales and marketing expenses decreased $0.2 million, or 37.5%, to $0.4 million for the three months ended September 30, 2002 from $0.6 million for the three months ended September 30, 2001. Sales and marketing expenses represented 2.1% of revenues for the three months ended September 30, 2002 as compared to 2.8% for the three months ended September 30, 2001. The dollar and percentage decreases in sales and marketing expenses were primarily the result of expense reduction actions taken during 2001 and for the nine months ended September 30, 2002.

General and Administrative.    General and administrative expenses decreased $1.8 million, or 29.1%, to $4.4 million for the three months ended September 30, 2002 from $6.2 million for the three months ended September 30, 2001. General and administrative expenses represented 24.7% of revenues for the three months ended September 30, 2002 as compared to 28.8% for the three months ended September 30, 2001. The dollar decreases in general and administrative expenses were primarily the result of a benefit of $0.5 million from the favorable settlement during the third quarter of 2002 of a previously accrued liability and expense reduction actions taken during 2001 and the nine months ended September 30, 2002. The decrease in percentage was attributable to a greater decrease in general and administrative expenses than revenues for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Restructuring and Other Charges.    There were no restructuring charges for the three months ended September 30, 2002. Restructuring and other charges of $2.6 million for the three months ended September 30, 2001 represent costs incurred in connection with (a) the closure of our New York City office and its consolidation into our Norwalk, Connecticut office resulting in a charge of $2.5 million, (b) reversals of $0.6 million in excess accruals related to the closure of our office in Tokyo and $0.2 million related to a prior acquisition by the Company, (c) the realignment of capacity across multiple offices, resulting in a charge of $0.6 million and (d) the write-off of goodwill related to our office in Paris, which resulted in a charge of $0.3 million.

Depreciation and Amortization.    Depreciation and amortization decreased $0.4 million, or 27.9%, to $1.1 million for the three months ended September 30, 2002 from $1.5 million for the three months ended September 30, 2001. Depreciation and amortization represented 6.1% of revenues for the three months ended September 30, 2002 and 7.0% for the three months ended September 30, 2001. The dollar decrease in depreciation and amortization was primarily attributable to the restructuring actions taken, which included the write-off of certain property and equipment.

MODEM MEDIA, INC.

Amortization of Goodwill.    As a result of the adoption of SFAS No. 142, effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the three months ended September 30, 2001 was $1.1 million (see Note 5 of “Notes to Consolidated Financial Statements”).

Interest Income.    Interest income decreased $0.2 million, or 52.7%, to $0.2 million for the three months ended September 30, 2002 from $0.4 million for the three months ended September 30, 2001. This decrease was due primarily to lower interest rates realized on short-term investment balances partially offset by higher average cash balances during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Other Income (Expense), Net.    Other income increased $0.3 million, or 226.8%, to $0.2 million for the three months ended September 30, 2002 from an expense of $0.1 million for the three months ended September 30, 2001. Other income increased primarily as a result of a benefit of $0.4 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities, partially offset by an increase in interest expense of $0.1 million.

Income (Loss) from Continuing Operations before Income Taxes.    Our income before income taxes was $3.3 million for the three months ended September 30, 2002, as compared to a loss of $2.7 million for the three months ended September 30, 2001. This decrease in loss before income taxes of $6.0 million was primarily due to the decrease in restructuring charges, the decrease in other operating expenses and the decrease in goodwill amortization.

Income Taxes.    The provision for income taxes for the three months ended September 30, 2002 was $1.1 million, compared to a benefit for income taxes of $1.1 million for the three months ended September 30, 2001. The effective income tax rate was 35.1% for the three months ended September 30, 2002 compared to an effective income tax benefit rate of 40.5% for the three months ended September 30, 2001. This rate decrease was primarily due to decreases in state taxes, goodwill amortization and losses generated by certain foreign entities for which the related tax benefit has not been recorded for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The effective tax rate differs from the federal statutory rate of 34% primarily due to state taxes and the effect of changes in valuation allowances recorded against losses generated by certain foreign entities.

Income (Loss) from Continuing Operations.    Our income was $2.1 million, or $0.08 per common share, for the three months ended September 30, 2002, as compared to a loss of $1.6 million, or $0.07 per common share for the three months ended September 30, 2001. This net gain of $3.7 million was primarily due to a different effective income tax rate applied to our loss before income taxes, as mentioned above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.    Revenues decreased $22.4 million, or 28.8%, to $55.2 million for the nine months ended September 30, 2002 from $77.5 million for the nine months ended September 30, 2001. This decline in revenues was primarily attributable to a decrease in the total billable hours and average revenue per hour for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in billable hours was primarily due to the decrease in demand for our services attributable to the general decline in the global economy which resulted in reduced marketing spending from some of our significant clients, the winding down of a large project for one client in Europe and the closing of our offices in Paris and Tokyo. Revenues and related cost of revenues attributable to reimbursable pass-through expenses were $2.6 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit.    Cost of revenues decreased $15.8 million, or 35.9%, to $28.2 million for the nine months ended September 30, 2002 from $44.0 million for the nine months ended September 30, 2001. This decrease in cost of revenues was primarily due to decreased full-time equivalent employees (defined

MODEM MEDIA, INC.

as employees plus temporary staff) resulting from the decrease in demand for our services attributable to the general decline in the global economy. Gross profit margin increased to 48.9% of revenues for the nine months ended September 30, 2002 from 43.3% for the nine months ended September 30, 2001. Utilization was higher for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

Sales and Marketing.    Sales and marketing expenses decreased $0.9 million, or 39.5%, to $1.4 million for the nine months ended September 30, 2002 from $2.3 million for the nine months ended September 30, 2001. Sales and marketing expenses represented 2.5% of consolidated revenues for the nine months ended September 30, 2002 as compared to 3.0% for the nine months ended September 30, 2001. The dollar and percentage decreases in sales and marketing expenses were primarily the result of expense reduction actions taken during 2001 and the nine months ended September 30, 2002.

General and Administrative.    General and administrative expenses decreased $8.2 million, or 34.1%, to $15.8 million for the nine months ended September 30, 2002 from $24.0 million for the nine months ended September 30, 2001. General and administrative expenses represented 28.7% of consolidated revenues for the nine months ended September 30, 2002 as compared to 31.0% for the nine months ended September 30, 2001. The dollar decrease in general and administrative expenses was primarily the result of expense reduction actions taken during 2001 and the nine months ended September 30, 2002. The decrease in percentage was attributable to a greater decrease in general and administrative expenses as compared to revenues for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Restructuring and Other Charges.    Restructuring charges of $7.9 million for the nine months ended September 30, 2002 represent costs incurred in connection with the initiation of a series of global restructuring actions to align capacity with expected revenue levels. These actions, which were commenced in the second quarter of 2002, included staff reductions in most of our offices and a reduction in office space in Norwalk, Connecticut and London. The restructuring charges included $1.4 million in severance and related costs, $4.6 million in lease-related costs, primarily related to office leases for our excess facilities, net of expected subleasing expectations and $1.9 million in fixed asset dispositions.

Restructuring and other charges of $11.5 million during the nine months ended September 30, 2001 represent costs incurred in connection with (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in our accrual for excess space of $5.7 million, (b) the closure of our New York City office and its consolidation into our Norwalk, Connecticut office resulting in a charge of $2.5 million, (c) the decision to close our office in Tokyo, which ceased operations during the second quarter of 2001 and for which an accrual of approximately $1.9 million was established, (d) the reduction of corporate headcount and realignment of capacity across multiple offices, which resulted in a charge of $1.9 million and (f) the write-off of goodwill related to our office in Paris, which resulted in a charge of $0.3 million. These costs were offset in part by the reversal of $0.8 million in an excess accrual related to the closure of our office in Tokyo.

Depreciation and Amortization.    Depreciation and amortization decreased $1.0 million, or 22.6%, to $3.6 million for the nine months ended September 30, 2002 from $4.6 million for the nine months ended September 30, 2001. Depreciation and amortization represented 6.5% of consolidated revenues for the nine months ended September 30, 2002 and 6.0% for the nine months ended September 30, 2001. The dollar decrease in depreciation and amortization was primarily attributable to the restructuring actions taken, which included the write-off of certain property and equipment. The increase in percentage was attributable to a greater decrease in revenues than depreciation and amortization expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

MODEM MEDIA, INC.

Amortization of Goodwill.    As a result of the adoption of SFAS No. 142, effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the nine months ended September 30, 2001 was $2.6 million (see Note 5 of “Notes to Consolidated Financial Statements”).

Gain on Sale of CentrPort Stock.    In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the sale of a portion of our preferred holdings in CentrPort to the CentrPort Investors in 2000, as described previously. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings pursuant to a contractual per share fixed value or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million, in the fourth quarter of 2001, of the $4.1 million deferred gain that was recorded at December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, we, CentrPort and the CentrPort Investors were party to agreements, which amended various conditions and commitments including (a) the extinguishment of our CentrPort Commitment to sell further CentrPort products and services, (b) the extinguishment of our obligation to pay the value of our shortfall in either cash or CentrPort common stock and (c) the extension of our $2.5 million note receivable due from CentrPort Investors to us until December 31, 2002. Accordingly, we recognized the remaining deferred gain of $2.3 million in the first quarter of 2002 (see Note 4 of “Notes to Consolidated Financial Statements”).

Interest Income.    Interest income decreased $0.8 million, or 59.1%, to $0.6 million for the nine months ended September 30, 2002 from $1.4 million for the nine months ended September 30, 2001. This decrease was due primarily to lower interest rates realized on short-term investment balances partially offset by higher average cash balances during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Other Income (Expense), Net.    Other expense decreased $0.2 million, or 79.4%, to $0.1 million for the nine months ended September 30, 2002 from $0.3 million for the nine months ended September 30, 2001. This reduction in expense is primarily a result of the increase in other income due to a benefit of $0.4 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities.

Income (Loss) from Continuing Operations before Income Taxes.    Our income from continuing operations before income taxes was $1.0 million for the nine months ended September 30, 2002, as compared to a loss of $10.4 million for the nine months ended September 30, 2001. The increase in income before income taxes of $11.4 million was primarily due to the decrease in operating expenses, the decrease in restructuring charges, the elimination of goodwill amortization and the gain on the sale of CentrPort stock.

Income Taxes.    The provision for income taxes for the nine months ended September 30, 2002 was $0.6 million, compared to a benefit for income taxes of $5.4 million for the nine months ended September 30, 2001. The effective income tax rate was 55.6% for the nine months ended September 30, 2002 compared to an effective income tax benefit rate of 51.6% for the nine months ended September 30, 2001. This rate increase was primarily due to the absence of a U.S. tax benefit from foreign investment write-offs and losses generated by certain foreign entities for which the related tax benefit has not been recorded for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001. The effective tax rate differs from the federal statutory rate of 34% primarily due to state taxes, differences in foreign tax rates and the effect of changes in valuation allowances recorded against losses generated by certain foreign entities.

Income (Loss) from Continuing Operations.    Our income from continuing operations was $0.4 million, or $0.02 per common share, for the nine months ended September 30, 2002, as compared to a loss from continuing

MODEM MEDIA, INC.

operations of $5.0 million, or $0.20 per common share for the nine months ended September 30, 2001. This decrease in net loss of $5.4 million was primarily due to a different effective income tax rate applied to our loss before income taxes, as mentioned above.

Liquidity and Capital Resources

We historically have financed our operations from funds generated from operations and proceeds from our initial public offering. Net cash provided by operating activities was $3.7 million and $8.2 million for the nine months ended September 30, 2002 and 2001, respectively. The primary reasons for the source of cash for both periods were the favorable results in operations and the reduction in our accounts receivables.

Net cash provided by (used in) investing activities was essentially breakeven for the nine months ended September 30, 2002 as compared to net cash used of $2.7 million for the nine months ended September 30, 2001. Investing activities primarily reflect our net activity for the purchases and disposals of property and equipment.

Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2002 as compared to break-even cash provided for the nine months ended September 30, 2001. The primary use of cash from financing activities in 2002 was the principal payments of debt offset in part by proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan. In the same period of 2001, proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan were higher than the principal payments of debt.

Our short-term significant commitments include media obligations (net of uncollected pre-billed media) of $6.7 million, lease payments (net of estimated sublease income) over the next twelve months aggregating $7.4 million. Our long-term capital needs depend on numerous factors, including the rate at which we are able to obtain new business from clients and expand our staff and infrastructure, as needed, to accommodate growth or maintain our staff to retain our talent base, as well as the rate at which we choose to invest in new technologies and the timing of the subleasing of our unoccupied office space. We have ongoing needs for capital, including working capital for operations and capital expenditures to maintain and expand our operations as needed.

We are the guarantor for CentrPort’s obligations under its ten-year lease for office space, which expires on September 30, 2010, subject to renewal. As of September 30, 2002, the aggregate remaining base rent and operating expenses due under this lease is $6.0 million, subject to adjustment in accordance with the terms of the lease. The lease provides that, once 50% of the original lease term has expired, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord for an amount not to exceed the remaining base rent. CentrPort has committed to us that upon expiration of 50% of the lease term, CentrPort will obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible.

We believe that our cash on hand of $44.0 million, together with expected funds available from continuing operations, will be sufficient to meet our capital and operating needs for at least the next twelve months.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. Dollars. We derived 18.2% and 20.0% of our revenues from operations outside of the United States for the three and nine months ended September 30, 2002, respectively. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations, primarily with respect to the British Pound, as the financial results of our operation in London are translated into U.S. Dollars for consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact net income (loss) and operating performance. The effect of foreign exchange rate fluctuation for the quarter ended September 30, 2002 was not material. Currently, we do not hedge foreign currency transactions into U.S. Dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. Dollar denominated results. However, we will, from time to time, reconsider the issue of whether a foreign currency hedging program would be beneficial to our operations.

Effective January 1, 1999, eleven of the fifteen members of the European Union established fixed conversion rates between their existing sovereign currencies and one common currency, the Euro. On January 1, 2002, Euro-denominated currency was issued, and on June 30, 2002, all national currencies of the participating countries ceased to be legal tender. Our European operation is in the United Kingdom, which, despite being a member of the European Union, is not participating in the single currency at this time.

MODEM MEDIA, INC.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. In October 2002, the actions against the individual defendants were dismissed without prejudice. Modem Media intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MODEM MEDIA, INC.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have reviewed the Company’s internal controls, and have determined that there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 5.    OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by PricewaterhouseCoopers, LLP (“PwC”), the Company’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. In the third quarter of 2002, the Audit Committee approved additional engagements of PwC for the following non-audit services: (1) tax advice regarding the review and preparation of Canadian income tax returns and (2) global tax planning services.

In November 2002, Robert Allen established a plan under Rule 10b5-1(c) (3) of the Securities Exchange Act of 1934, as amended, for the orderly disposition of his shares of the Company’s common stock, pursuant to which he intends to sell up to 300,000 shares of common stock. Such sales will be on the open market subject to certain price limits. This program is effective as of November 5, 2002 and will continue for a period of one year unless sooner terminated. Robert Allen is on the Company’s Board of Directors and is a part time employee.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

There were no reports filed on Form 8-K during the third quarter of 2002.

MODEM MEDIA, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODEM MEDIA, INC.

Date: November 14, 2002

By	/s/ MARC C. PARTICELLI

Marc C. Particelli President and Chief Executive Officer and Director (Principal Executive Officer)

By	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

MODEM MEDIA, INC.

SECTION 302 CERTIFICATION

I, Marc C. Particelli, certify that:

1.  I  have reviewed this quarterly report on Form 10-Q of Modem Media, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MARC C. PARTICELLI
Marc C. Particelli President and Chief Executive Officer

MODEM MEDIA, INC.

SECTION 302 CERTIFICATION

I, Frank J. Connolly, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Modem Media, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANK J. CONNOLLY
Frank J. Connolly Chief Financial Officer