Form 10-K
period 2002-12-31
MODEM MEDIA INC
filed 2003-03-31
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the Company’s Common Stock held by non-affiliates as of March 14, 2003, computed by reference to the closing price of such stock on such date, was $27.6 million.

There were 25,962,322 shares of the Registrant’s Common Stock, $.001 par value, outstanding as of March 14, 2003.

Documents Incorporated by Reference:

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

MODEM MEDIA, INC.

REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document includes forward-looking statements within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

•	our history of operating losses,

•	the scope and timing of new assignments and client initiatives,

•	the allocation of resources to new business development,

•	spending levels and budget constraints of our clients,

•	our dependence on a limited number of clients,

•	variability of our operating results,

•	our ability to accurately estimate costs in fixed-fee engagements,

•	our ability to attract and retain qualified professionals,

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor,

•	our ability to sub-lease our unoccupied office space,

•	the ability of our sub-tenants to continue to meet their obligations under our sub-lease agreements for our New York City and part of our San Francisco office space,

•	our need and ability to manage the level of our staff and capacity in the future,

•	the potential future impairment of our goodwill,

•	our dependence on key management staff,

•	exclusivity arrangements with clients that may limit our ability to provide services to others,

•	pricing pressure for our services,

•	our ability to integrate acquired companies, if any,

•	the timing and amount of our capital expenditures,

•	utilization of our deferred tax asset,

•	the timing of collections from our clients,

•	our ability to manage future growth,

•	our ability to respond to rapid technological change,

•	our dependence on the future growth of the internet,

•	the long-term effects of the global recession,

•	changes in government regulation, including regulation of privacy issues and

•	the effect of terrorist activities and military actions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I

ITEM 1.     BUSINESS

Overview

Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to many of the world’s leading companies including General Motors, Delta Air Lines, Michelin, IBM, Kodak and Kraft. We define interactive marketing as the use of any interactive channel to reach and serve any target customer with the intention of generating measurable value, both to that customer and to the marketer. These “channels” include web sites and other internet applications, wireless applications, electronic mail, online marketing, advertising, promotions and other emerging communication channels. We use interactive marketing to help our clients realize greater value from their most vital asset—their customers. We approach this goal through the following business basics:

•	We add profitable new customers for our clients, through brand awareness, demand generation, lead generation and customer acquisition initiatives,

•	We increase our clients’ sales from current customers, through loyalty, retention, cross-sell and up-sell initiatives and through digital services and experiences that expand the breadth, depth and lifetime value of customer relationships and

•	We improve our clients’ marketing productivity, by migrating high cost sales, service and communication activities online and optimizing the cost and impact of activities that already are executed online.

We provide marketing and business strategy, marketing programs, creative design and technology development to address the unique business objectives, challenges and opportunities of each of our client companies. We tailor solutions across integrated service offerings that include the following:

Marketing Insights, Strategy and Planning

We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our clients’ customers by understanding their needs and preferences, assessing their value to the client’s business, prioritizing customer segments and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology architecture and planning and media partnership strategy.

Marketing Platform Design and Development

We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include web sites and wireless applications, intranets and extranets that support our clients’ needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design including user interface and experience design, information architecture, application development, content management, personalization systems and marketing automation tools.

Marketing Program Design and Execution

We conceive, create and distribute the marketing programs that turn our clients’ prospects into customers. We test, track and optimize digital experiences to achieve each client’s marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas and data analysis. Our marketing programs teams bring expertise in creative design and execution, marketing plan development, media services, as well as database marketing, management and analysis.

Headquartered in Norwalk, Connecticut, we also maintain offices in San Francisco, London and São Paulo.

Additionally Available Information

We make available financial information, news releases and other information on our web site at www.modemmedia.com. We make available a direct link from the web site to our Securities and Exchange Commission (“SEC”) filings in the EDGAR database, free of charge, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s web site at www.sec.gov or at the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549.

The SEC allows us to “incorporate by reference” the information we file with them which means that we can disclose important information to you by referring you to those documents. Copies of these filings also are available at www.modemmedia.com, www.sec.gov or from the SEC.

Recent Developments

Discontinued Operations and Restatement of Prior-Period Financial Results

In the third quarter of 2002, the operations of our offices in Toronto, Munich and Hong Kong ceased. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as adopted by us on January 1, 2002, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenues for discontinued operations were $2.4 million, $9.2 million and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the reclassification of the results of these operations, we also noted certain errors within accrued liabilities associated with our continuing operations that were generated in prior periods. Therefore, we have restated our historical results to adjust for these items. The impact of these adjustments served to decrease or (increase) selling, general and administrative expenses and the loss from continuing operations before income taxes by approximately $0.1 million in the first quarter of 2002, $(0.1) million in the fourth quarter of 2001, $0.4 million in 2000 and increase the income from continuing operations before income taxes by $0.3 million (unaudited) in 1999. The correction for these items had no impact on the timing or amount of our revenue or cash flow. The impact of the restatement on the net income (loss) for 2001, 2000 and 1999 is as follows:

	Year Ended December 31,

	2001	2000	1999
			(Unaudited)
As Previously Reported	(in thousands, except per share amounts)
Net income (loss)	$(6,794)	$(74,249)	$3,017
Net income (loss) per share	(0.26)	(3.04)	0.14

As Restated
Net income (loss)	$(6,869)	$(74,039)	$3,197
Net income (loss) per share	(0.27)	(3.04)	0.15

Restructuring and Other Charges, Net

Continuing Operations

We initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from our clients. These actions were completed in the third and fourth quarters of 2002 and included staff reductions of 35 employees and a reduction in office space in our U.S. and London offices. As a result of these actions, restructuring charges of $15.4 million were recorded during the year ended December 31, 2002.

In 2001, we implemented various restructuring plans to reduce our operating expenses and strengthen our competitive and financial positions. These actions were completed in the third quarter of 2001 and first quarter of 2002 and included the following: (a) staff reductions and an increase in our accrual for excess office space in our San Francisco office, established in 2000, (b) the closure of our New York City office and its subsequent consolidation into our Norwalk, Connecticut office, (c) the decision to cease operations and close our office in Tokyo, Japan, (d) the decision made in the fourth quarter of 2001 to cease operations in our office in Paris, France and (e) the permanent decline in the value of certain marketable securities. As a result of these actions, restructuring charges of $12.6 million were recorded during the year ended December 31, 2001.

In 2000, we recorded charges related primarily to leased office space reductions in San Francisco and Tokyo, Japan, the reduction in headcount and reorganization of capacity across multiple offices and the write-off of deferred costs related to the proposed secondary public offering of our common stock that was cancelled. As a result of these actions, restructuring charges of $7.0 million were recorded during the year ended December 31, 2000.

As a result of these office closures, restructuring and staff attrition, our full-time equivalent employees (defined as employees plus temporary workers), were reduced by 66.2%, from 922 full-time equivalents at September 30, 2000 to 312 full-time equivalents at December 31, 2002.

Discontinued Operations

As noted above, due to the decline in client demand, we decided in the second quarter of 2002 to close our offices in Toronto, Munich and Hong Kong. These offices ceased their operations in the third quarter of 2002. As a result of this decision, there were staff reductions of 52 employees during the closedown period in 2002 and restructuring charges of $3.4 million were recorded during the year ended December 31, 2002. These charges are recorded within operating loss from discontinued operations in our accompanying consolidated statements of operations.

In 2001, we approved various restructuring plans to reduce our operating expenses and strengthen our competitive and financial positions. These actions, which were completed by the fourth quarter of 2001, include staff reductions and the cancellation of our move to new office space in Toronto as a result of the landlord’s breach of contract. As a result of these actions, restructuring charges of $1.8 million were recorded during the year ended December 31, 2001. These charges are recorded within operating loss from discontinued operations in our accompanying consolidated statements of operations.

Goodwill—Adoption of SFAS 142

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we performed the required transitional impairment test on our goodwill as of January 1, 2002. As a result of completing this test, we determined that the goodwill associated with our Munich operation was fully impaired as of January 1, 2002. Accordingly, we recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002. There was no income tax benefit associated with this charge because we believe it is more likely than not that future taxable income in Germany will not be sufficient to realize the related income tax benefit.

We performed our annual goodwill impairment test during the fourth quarter of 2002 and determined that no impairment had occurred. We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred. If our projections of future cash flows decrease, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million.

Acquisitions and Other

In June 2001, The Interpublic Group of Companies, Inc. (“IPG”) completed its acquisition of True North Communications, Inc. (“True North”). IPG is now the beneficial owner of 42.9% of our outstanding common stock.

In March 2000, we purchased 100% of the outstanding capital stock of our affiliate in São Paulo, Brazil (“Modem Media Brazil”) from its former parent True North for $0.1 million in cash. Because the transaction occurred among True North and majority-owned, controlled subsidiaries, the transaction was recorded at historical cost. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Brazil have been included in our consolidated financial statements from the date of its acquisition.

In February 2000, we acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively, “Vivid”), for $63.6 million. Vivid was a professional services company with approximately 100 employees that provided internet engineering and information architecture services primarily to internet start-ups. The consideration was comprised of $10.2 million in cash, 446,010 shares of our common stock at $14.4 million and $39.0 million in value related to employee stock options that were converted to Modem Media stock options. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in our consolidated financial statements from the date of its acquisition. The allocation of the excess of purchase price over the fair value of net assets acquired of $64.5 million was being amortized over a five-year period. As of the end of the fourth quarter of 2000, we concluded that the goodwill associated with the Vivid acquisition was impaired resulting in the write-off of the unamortized balance of $52.8 million (see Note 5 of the Notes to Consolidated Financial Statements).

In February 2000, we acquired substantially all of the assets of Eurokapi Multimedia S.A. (“Eurokapi”), a builder and marketer of e-businesses in Paris, France, for $0.5 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi have been included in our consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of $0.5 million was being amortized over a five-year period. However, due to adverse market conditions and lower revenues in our Paris office (“Modem Media France”) management’s estimates of such office’s future operating performance and cash flows declined substantially. Based on the revised estimates, management determined that the value of the goodwill associated with the acquisition of Eurokapi was not recoverable and recorded an impairment charge of $0.3 million in the third quarter of 2001 (see Note 5 of the Notes to Consolidated Financial Statements). In the first quarter of 2002, we ceased our operations in Paris, France.

In October 1999, we acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH, a developer of interactive business solutions in Munich, Germany, for $5.4 million, which was comprised of $3.0 million in cash and $2.4 million of our common stock. Due to adverse market conditions and lower revenue in our Munich office, our estimates of future operating performance and cash flows declined substantially. As a result, we determined that the goodwill associated with our Munich operations was fully impaired as of January 1, 2002 and in accordance with SFAS No. 142, we recorded an impairment of goodwill of $3.4 million, effective January 1, 2002. We also recorded a restructuring charge of $1.6 million in the second quarter of 2002. (see Note 4 of Notes to Consolidated Financial Statements). In the third quarter of 2002, we ceased operations and closed our office in Munich, Germany.

In June 1999, we acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for $1.4 million in cash. During 2000, Modem Media Japan experienced material adverse changes in market conditions and a gradual worsening of its client relationships, which led to substantial declines in the office’s operating results and cash flows. Due to these developments, we performed an evaluation of the recoverability of the goodwill. Based on this evaluation, we concluded that the value of the goodwill associated with Modem Media Japan was impaired. As a result, the unamortized balance of $1.5 million was written off during the fourth quarter of 2000 and is included in “Impairment of goodwill” in the accompanying consolidated statement of operations for the year ended December 31, 2000. During 2001, we ceased operations and closed the office in Tokyo, Japan.

True North formed us in October 1996 to acquire Modem Media Advertising Limited Partnership (the “Modem Partnership”) and to combine it with True North’s digital interactive marketing operations, which also included Northern Lights Interactive. Effective October 1, 1998, we acquired the strategic interactive marketing operations of Poppe Tyson, Inc. (the “Poppe Tyson Strategic Interactive Marketing Operations”) from True North in exchange for our non-strategic digital interactive marketing operations and an aggregate of 1,619,028 shares of our common stock. In conjunction with this transaction, True North forgave $5.8 million of intercompany borrowings and transferred $1.6 million of fixed assets to us.

CentrPort Transactions and Investment

In November 1999, we and certain employees formed CentrPort LLC to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, we sold a portion of our ownership in CentrPort, formerly our majority-owned subsidiary, to a consortium of third party investors (see Item 7—“Managements Discussion and Analysis of Financial Condition and Results of Operations—CentrPort Transactions and Investments” in Part II of this report and Note 3 of Notes to Consolidated Financial Statements).

Clients

We target a select group of clients, primarily Fortune 500 companies in industries that are best able to take advantage of digital communication channels to create, manage and grow profitable customer relationships. We seek to build long-term relationships with these industry-leading clients, serving as a strategic marketing partner, executing an ongoing series of engagements and delivering results with an enduring impact on their businesses.

We have a diverse roster of clients that crosses multiple industries and geographies. Our top ten clients accounted for 86.8% of our revenues in 2002 and three clients, General Motors, Delta Air Lines and Michelin, accounted for 18.7%, 16.9% and 11.4%, respectively, of our revenues in 2002.

Marketing and Sales

The goal of our marketing activities is to create awareness and sustained interest for Modem Media and our services. We do this through a combination of media and industry analyst outreach, participation at targeted conferences and the distribution of marketing and sales collateral which includes the use of our web site, www.modemmedia.com. Marketing is performed at both the corporate and the local office levels.

Sales activities are the responsibility of dedicated business development teams that target and pursue new client prospects, as well as our client relationship teams that are responsible for deepening our business relationships with existing clients.

Backlog and Seasonality

We believe that sales backlog is not a meaningful indication of our future revenue because most of our revenue is derived from short-term work orders. We currently do not experience seasonality to any significant extent.

Employees and Culture

As of December 31, 2002, we employed 279 employees, excluding temporary workers, across our global network of offices including 211 in billable positions, as well as 5 in sales and marketing and 63 in general and administrative positions. We also hire temporary employees and contract service providers, as needed. Our employees are not represented by any union. We consider our employee relations to be good.

To deliver the levels of insight, creativity and results on which we have built our business and our reputation, we place great importance on recruiting and retaining talented employees.

We believe our firm fosters an entrepreneurial, creative and professional culture and as a result attracts talented individuals. In addition to recruiting talented professionals, we are committed to employee training and orientation. We have various programs dedicated to the training and development of our staff.

Competition

The market for the services we provide is highly competitive. Our primary competitors include:

•	interactive marketing and technology specialists such as SBI and Company, Agency.com, Organic, Grey Global’s Grey Interactive, Omnicom Group’s Tribal DDB, Havas’ Euro RSCG Circle and WPP Group’s Ogilvy Interactive,

•	direct marketing specialists such as Digitas and the direct marketing arms of advertising holding companies such as Omnicom Group’s Rapp Collins and WPP Group’s OgilvyOne and Wunderman, and

•	internal e-business, technology, marketing and design departments.

We believe that the main competitive factors in our industry include:

•	expertise in digital channels,

•	breadth and depth of existing client relationships,

•	strategic consulting to win new opportunities,

•	quality of strategic insights,

•	technological knowledge,

•	creative design skills,

•	ability to deploy services across geographic regions,

•	speed of development and implementation of services,

•	ability to price, execute and manage fixed fee projects,

•	client references,

•	client satisfaction,

•	ability to recruit and retain qualified professionals,

•	brand name recognition and marketing influence, and

•	financial stability.

Financial Information About Geographic Areas

Reference is made to Note 16 of the “Notes to Consolidated Financial Statements within Item 8—Financial Statements and Supplementary Data” in Part II of this report.

ITEM 2.      PROPERTIES

Our headquarters and principal operating office is located in Norwalk, Connecticut, where we lease 106,900 square feet of space as of December 31, 2002, of which 59,600 square feet are currently occupied. This lease expires in January 2009. We also lease office space for ongoing operations in San Francisco, London and São Paulo, and office space in New York City, which we do not occupy, with various lease expiration dates until March 2010. The following table sets fourth the occupied, sub-let and excess space at each of these locations:

	Office Space in Square Feet
Location	Total	Company Occupied	Third Party Sub-let	Available Excess Space
Norwalk, Connecticut	106,900	59,600	—	47,300
New York, New York	34,600	—	34,600	—
San Francisco, California	63,300	26,900	13,000	23,400
London, United Kingdom	20,500	10,900	—	9,600
São Paulo, Brazil	1,800	1,800	—	—

	227,100	99,200	47,600	80,300

ITEM 3.     LEGAL PROCEEDINGS

Litigation.    Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, board member, a Managing Director and former President) and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. We and the officers are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

In October 2002, the actions against the individual defendants were dismissed without prejudice. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us on February 19, 2003. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “MMPT.” The table below sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported and reflects all stock splits effected by us.

2001	High	Low
First quarter	$6.25	$2.63
Second quarter	4.37	2.50
Third quarter	6.32	2.16
Fourth quarter	4.00	2.90

2002	High	Low
First quarter	$4.70	$3.00
Second quarter	4.50	3.60
Third quarter	3.40	1.95
Fourth quarter	2.78	1.85

On March 25, 2003, there were approximately 4,900 stockholders of record of our common stock.

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings, if any, to finance future growth and, therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In connection with the investment by a consortium of certain third party investors in our affiliate, CentrPort, Inc. (see Item 7—“Managements Discussion and Analysis of Financial Condition and Results of Operations— CentrPort Transactions and Investments” in Part II of this report and Note 3 of Notes to Consolidated Financial Statements), on December 22, 2000, we purchased 1,842,657 shares of CentrPort common stock from certain CentrPort minority stockholders in exchange for approximately $1.9 million of our common stock, or 315,858 shares. We issued such shares to a limited number of CentrPort stockholders in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In February 2000, we acquired 100% of the outstanding capital stock of Vivid for $63.6 million. The consideration was paid with $14.4 million in our common stock, or 446,010 shares, and $39.0 million in value related to employee stock options that were converted to options to purchase our common stock and the remainder in cash. We issued our shares to a limited number of Vivid stockholders in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002, concerning shares of our common stock that may be issued upon exercise of options and other rights under our existing equity compensation plans and arrangements, which is divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

	Column A		Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	5,913,617	(2)	$4.301	4,645,394	(3)
Equity compensation plans not approved by security holders (4)	168,643		$3.683	803,199	(5)

(1)	The equity compensation plans approved by stockholders include the Modem Media Advertising Limited Partnership 1996 Option Plan, Modem Media Poppe Tyson, Inc. 1997 Stock Option Plan, Modem Media. Poppe Tyson, Inc. 1999 Stock Incentive Plan, Management Incentive Plan and Employee Stock Purchase Plan (see Note 11 of Notes to Consolidated Financial Statements).

(2)	This amount includes 184,226 options outstanding under the Modem Media . Poppe Tyson, Inc. 1997 Stock Option Plan, which, pursuant to an agreement with IPG, upon their exercise, the exercise price will be paid to IPG and IPG will surrender an equivalent number of shares of common stock to us (see Note 11 of Notes to Consolidated Financial Statements).

(3)	This amount includes 800,000 shares of our common stock that may be issued under the Management Incentive Plan.

(4)	The equity compensation plans not approved by stockholders include Vivid Holdings, Inc. 1999 Stock Incentive Plan, Modem Media 2000 Restricted Stock Plan and Modem Media . Poppe Tyson, Inc. 2000 Stock Incentive Plan (see Note 11 of Notes to Consolidated Financial Statements).

(5)	This amount includes 528,931 shares of our common stock that may be issued under the Modem Media 2000 Restricted Stock Plan. This amount does not include 274,574 shares which were originally authorized to be issued under the Vivid Holdings, Inc. 1999 Stock Incentive Plan because there will be no further grants under that plan.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The statements of operations data for the fiscal years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from our consolidated financial statements and are included elsewhere herein. The financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 have been audited by PricewaterhouseCoopers LLP, our independent accountants.

We dismissed Arthur Andersen LLP as our independent accountants effective May 28, 2002 (see Item 9– “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” in Part II of this report). In accordance with SFAS No. 144, the financial statements for the fiscal years ended December 31, 2001, 2000, 1999 and 1998 have been reclassified to reflect our discontinued operations. Additionally, historical results have been restated for the fiscal years ended December 31, 2001, 2000 and 1999 to correct certain errors within accrued liabilities of our continuing operations. As a result of these matters, our consolidated financial statements as of December 31, 2000 and for the years ended December 31, 1999 and 1998 have changed and are therefore considered unaudited (see reference (1) below). Since Arthur Andersen LLP ceased operations, their audit opinion can not be updated and therefore those periods are presented as unaudited.

	Year Ended December 31,
	2002	2001(1)	2000(1,2)	1999(1,2)	1998(1,3,4)
		(Restated)	(Restated)	(Restated)
Statements of Operations Data:	(in thousands, except per-share data)
Revenues	$70,128	$97,096	$129,488	$71,936	$40,296
Cost of revenues	35,991	54,213	68,412	32,940	21,822

Gross profit	34,137	42,883	61,076	38,996	18,474
Selling, general and administrative	22,449	30,964	51,765	25,493	17,788
Restructuring and other charges, net	15,444	12,586	7,008	—	—
Impairment of goodwill	—	323	54,287	—	—
Depreciation and amortization	4,744	5,976	5,653	3,320	1,796
Amortization of goodwill	—	2,948	14,927	2,825	1,768
Operating losses of True North units held for transfer	—	—	—	—	13

Operating income (loss)	(8,500)	(9,914)	(72,564)	7,358	(2,891)
Gain on sale of CentrPort stock	2,317	1,735	—	—	—
Impairment of investment in CentrPort	—	(3,173)	—	—	—
Interest income	732	1,676	2,122	2,103	200
Other expense, net	(273)	(479)	(6)	(111)	(162)

Income (loss) from continuing operations before income taxes	(5,724)	(10,155)	(70,448)	9,350	(2,853)
Provision (benefit) for income taxes	(839)	(6,464)	2,180	5,813	(57)

Net income (loss) from continuing operations	$(4,885)	$(3,691)	$(72,628)	$3,537	$(2,796)

Basic net income (loss) per share from continuing operations	$(0.19)	$(0.14)	$(2.97)	$0.16	$(0.19)

Diluted net income (loss) per share from continuing operations	$(0.19)	$(0.14)	$(2.97)	$0.15	$(0.19)

	December 31,
	2002	2001(1)	2000(1,2)	1999(1,2)	1998(1,3,4)
		(Restated)	(Restated)	(Restated)
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$49,312	$40,995	$35,765	$47,124	$7,824
Goodwill, net	43,156	46,547	50,496	55,742	33,139
Working capital (deficit)	37,950	29,850	31,835	37,867	(5,917)
Total assets	139,953	142,955	161,505	145,732	71,286
Capital lease obligations, less current portion	546	268	618	471	323
Other long-term obligations	17,050	7,665	6,324	221	19
Total stockholders’ equity	93,414	99,230	104,661	111,656	35,560

(1)	In the third quarter of 2002, the operations of our offices in Toronto, Munich and Hong Kong ceased. In accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations.

In connection with the reclassification of the results of these operations, we also noted certain errors within accrued liabilities associated with our continuing operations that were generated in prior periods. Therefore, we have restated our historical results to adjust for these items. The impact of these adjustments served to decrease or (increase) selling, general and administrative expenses and the loss from continuing operations before income taxes by approximately $0.1 million in the first quarter of 2002, $(0.1) million in the fourth quarter of 2001, $0.4 million in 2000 and increase the income from continuing operations before income taxes by $0.3 million (unaudited) in 1999. The correction for these items had no impact on the timing or amount of our revenue or cash flow. The impact of the restatement on net income (loss) for 2001, 2000 and 1999 is as follows:

	Year Ended December 31,
	2001	2000	1999
			(Unaudited)
As Previously Reported	(in thousands, except per share amounts)
Net income (loss)	$(6,794)	$(74,249)	$3,017
Net income (loss) per share	(0.26)	(3.04)	0.14

As Restated
Net income (loss)	$(6,869)	$(74,039)	$3,197
Net income (loss) per share	(0.27)	(3.04)	0.15

(2)	In 1999 and 2000, we acquired various companies in business combinations that were accounted for under the purchase method of accounting. Accordingly, the statements of operations and balance sheet data presented above include the operating results of these companies from the dates of the acquisitions (see Note 4 of Notes to Consolidated Financial Statements).

(3)	Effective October 1, 1998, we acquired the Poppe Tyson Strategic Interactive Marketing Operations from True North. Because the transaction occurred between True North and majority-owned controlled subsidiaries, the transaction was recorded as of December 31, 1997, which was the date the Poppe Tyson Strategic Interactive Marketing Operations and we came under common control, at historical cost. Accordingly, the statements of operations data presented above include the operating results of the Poppe Tyson Strategic Interactive Marketing Operations beginning on January 1, 1998 and the balance sheet data of such entity beginning on December 31, 1997.

(4)	Effective January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”). In accordance with E1TF 01-14 we must report reimbursable pass-through expenses as a component of revenues and cost of revenues. Our adoption of EITF 01-14 results in increased revenues and increased cost of revenues. We had revenues and related cost of revenues attributable to such expenses of $4.2 million, $3.0 million $5.9 million and $2.4 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively. Prior periods have been reclassified to conform to this presentation (see Note 1 of Notes to Consolidated Financial Statements). Revenues and related cost of revenues attributable to reimbursable pass-through expenses are not available for the year ended December 31, 1998 due to a change in accounting systems.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to many of the world’s leading companies including General Motors, Delta Air Lines, Michelin, IBM, Kodak and Kraft. We define interactive marketing as the use of any interactive channel to reach and serve any target customer with the intention of generating measurable value, both to that customer and to the marketer. These “channels” include web sites and other internet applications, wireless applications, electronic mail, online marketing, advertising, promotions and other emerging communication channels. We use interactive marketing to help our clients realize greater value from their most vital asset—their customers. We approach this goal through the following business basics:

•	We add profitable new customers for our clients, through brand awareness, demand generation, lead generation and customer acquisition initiatives,

•	We increase our clients’ sales from current customers, through loyalty, retention, cross-sell and up-sell initiatives and through digital services and experiences that expand the breadth, depth and lifetime value of customer relationships and

•	We improve our clients’ marketing productivity, by migrating high cost sales, service and communication activities online and optimizing the cost and impact of activities that already are executed online.

We provide marketing and business strategy, marketing programs, creative design and technology development to address the unique business objectives, challenges and opportunities of each of our client companies. We tailor solutions across integrated service offerings that include the following:

Marketing Insights, Strategy and Planning

We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our clients’ customers by understanding their needs and preferences, assessing their value to the client’s business, prioritizing customer segments and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology architecture and planning and media partnership strategy.

Marketing Platform Design and Development

We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include web sites and wireless applications, intranets and extranets that support our clients’ needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design including user interface and experience design, information architecture, application development, content management, personalization systems and marketing automation tools.

Marketing Program Design and Execution

We conceive, create and distribute the marketing programs that turn our clients’ prospects into customers. We test, track and optimize digital experiences to achieve each client’s marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas and data analysis. Our marketing programs teams bring expertise in creative design and execution, marketing plan development, media services, as well as database marketing, management and analysis.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during a reporting period. Actual results can differ from those estimates and it is possible that the differences could be material.

We believe the following accounting policies are critical to the accuracy of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition,

•	allowance for doubtful accounts,

•	accounting for restructuring liabilities,

•	accounting for income taxes,

•	valuation of long-lived assets, investments and goodwill, and

•	lease guarantees.

Revenue Recognition

We recognize revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). A majority of our revenues are derived from fixed bid and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Our clients hire us on a fixed-bid, retainer or time-and-materials basis. We reassess our estimated costs on fixed-bid engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience and the review of the aging and analysis of specific accounts.

Accounting for Restructuring Liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, reduce excess office facilities and equipment, and terminate employees. Due to the continuing high level of available office space and lack of demand in the San Francisco, Norwalk and London real estate markets, management determined that expected lease terms are significantly less favorable than the original assumptions and will not improve in the foreseeable future. The liability is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. In determining these estimates, we evaluated our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space. These sublease estimates, which were made in connection with our real estate advisers, are based on current and projected conditions in the real estate and economic markets in which we have excess office space. If actual market conditions are more or less favorable than those we have projected, we may be required to record or reverse restructuring expenses associated with this excess office space (see Note 6 of Notes to Consolidated Financial Statements).

Accounting for Income Taxes

We follow the provision of SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate an income tax provision for each of the jurisdictions in which we operate. This process involves estimating the actual current tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgment is required in determining the provision or benefit for income taxes and the amount of valuation allowance that would be required. Historically, we have not taken benefits for losses generated by most of our foreign entities and accordingly have recorded a valuation allowance against their deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, that could materially impact our financial condition and results of operations.

At December 31, 2002, we had a valuation allowance of $1.3 million associated with $21.8 million of gross deferred tax assets. The net deferred tax asset of $20.5 million represents net operating loss carryforwards and deductible temporary differences, which is more likely than not to be utilized in the future. We considered all of the available evidence in evaluating the recoverability of our deferred tax assets, however, a change in circumstances, including our projected future taxable income, may have a material impact on future operating results.

Valuation of Long-lived Assets, Investments and Goodwill

We have a significant amount of long-lived assets including fixed assets, goodwill and investments. We periodically evaluate the realizability of all of our long-lived assets. Future events could cause us to conclude that an impairment exists and that the asset values associated with a given operation have become impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

We performed our annual goodwill impairment test during the fourth quarter of 2002 and determined that no impairment had occurred. We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred. If our projections of future cash flows are lower than the current estimates, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million.

Lease Guarantee

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2002, the aggregate remaining base rent and operating expenses due under this lease was $6.3 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability. As of December 31, 2002, no provision has been recorded for this potential liability.

Restructuring and Other Charges, Net

Continuing Operations

We initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from our clients. These actions were completed in the third and fourth quarters of 2002 and included staff reductions of 35 employees and a reduction in office space in our U.S. and London offices. As a result of these actions, restructuring charges of $15.4 million were recorded during the year ended December 31, 2002.

In 2001, we implemented various restructuring plans to reduce our operating expenses and strengthen our competitive and financial positions. These actions were completed in the third quarter of 2001 and first quarter of 2002 and included the following: (a) staff reductions and an increase in our accrual for excess office space in our San Francisco office, established in 2000, (b) the closure of our New York City office and its subsequent consolidation into our Norwalk, Connecticut office, (c) the decision to cease operations and close our office in Tokyo, Japan (d) the decision made in the fourth quarter of 2001 to cease operations in our office in Paris, France and (e) the permanent decline in the value of certain marketable securities. As a result of these actions, restructuring charges of $12.6 million were recorded during the year ended December 31, 2001.

In 2000, we recorded charges related primarily to leased office space reductions in San Francisco and Tokyo, Japan, the reduction in headcount and reorganization of capacity across multiple offices and the write-off of deferred costs related to the proposed secondary public offering of our common stock that was cancelled. As a result of these actions, restructuring charges of $7.0 million were recorded during the year ended December 31, 2000.

As a result of these office closures, restructuring and staff attrition, our full-time equivalent employees (defined as employees plus temporary workers), were reduced by 66.2%, from 922 full-time equivalents at September 30, 2000 to 312 full-time equivalents at December 31, 2002.

Discontinued Operations

As noted above, due to the decline in client demand, we decided in the second quarter of 2002 to close our offices in Toronto, Munich and Hong Kong. These offices ceased their operations in the third quarter of 2002. As a result of this decision, there were staff reductions of 52 employees during the closedown period in 2002 and restructuring charges of $3.4 million were recorded during the year ended December 31, 2002. These charges are recorded within the operating loss from discontinued operations in our accompanying consolidated statements of operations.

In 2001, we approved various restructuring plans to reduce our operating expenses and strengthen our competitive and financial positions. These actions, which were completed by the fourth quarter of 2001, include staff reductions and the cancellation of our move to new office space in Toronto as a result of the landlord’s breach of contract. As a result of these actions, restructuring charges of $1.8 million were recorded during the year ended December 31, 2001. These charges are recorded within the operating loss from discontinued operations in our accompanying consolidated statements of operations.

CentrPort Inc. Transaction and Investment

We and certain employees formed CentrPort LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc. (“CentrPort”), a Delaware corporation. Immediately after this reorganization, we sold a portion of our ownership in CentrPort, which was formerly our majority-owned subsidiary. A consortium of third party investors (the “CentrPort Investors”) purchased 8,332,000 shares of preferred stock of CentrPort from us (“CentrPort Preferred Stock Sale”) in exchange for $2.5 million in cash and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, we received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort (“CentrPort Warrant”).

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

The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort and the Founders’ Stock Transaction are hereinafter collectively referred to as the “CentrPort Transactions.” As a result of the CentrPort Transactions, our ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%, which was later reduced as discussed below. Through the date of the CentrPort Transactions, we consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that we were CentrPort’s sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions we have accounted for our investment in CentrPort under the cost method.

In conjunction with the CentrPort Transactions, we designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of our ability to meet this CentrPort Commitment, we deferred our gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, we were to remit the value of the shortfall to CentrPort in either CentrPort common stock from our holdings pursuant to a contractual per share fixed value, or in cash, at our election. As of December 31, 2001, we had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, we recognized $1.7 million in the fourth quarter of 2001 of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on our balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, we, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including the extinguishment of our CentrPort Commitment to sell further CentrPort products and services, the extinguishment of our obligation to pay the value of the shortfall in either cash or CentrPort common stock and the extension of our $2.5 million note receivable due from the CentrPort Investors to us until December 31, 2002, which was subsequently satisfied. Accordingly, we recognized the remaining deferred gain of $2.3 million in the first quarter of 2002.

In addition, as a result of a valuation we received from an independent firm regarding our investment in CentrPort as of December 31, 2001, we concluded that our investment in CentrPort was impaired. Accordingly we reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. In October 2002, CentrPort closed on a second series of equity financing whereby CentrPort issued new equity to some of the CentrPort Investors in exchange for cash (the “Secondary Financing”). We did not participate in the Secondary Financing. As a result of the Secondary Financing, our ownership interest in CentrPort’s common and preferred stock was reduced from 15.2% to 8.9%.

Approval on Non-Audit Related Services

In the fourth quarter of 2002, our audit committee approved the engagement of PricewaterhouseCoopers LLP, our independent accountants, to conduct an audit of our 401k plan, including a review of our Form 5500 for our 401k plan; and to provide state/local income and capital tax planning consulting.

Historical Results of Operations

Clients hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered in accordance with SAB No. 101. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined.

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

Our ten largest clients accounted for 86.8%, 77.9% and 59.4% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Three clients individually accounted for 18.7%, 16.9% and 11.4% of our revenues in 2002. Two clients accounted for 23.3% and 10.0% of our revenues in 2001. No clients accounted for 10.0% or greater of our revenues in 2000. We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary staff that we use to provide professional services and certain other direct costs. Selling, general and marketing expenses consist of salaries, employee benefits and incentive compensation of new business development, sales and marketing, administrative and other non-billable employees, certain other marketing costs, office rent, utilities, professional and consulting fees, travel, telephone and other related expenses.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenues.    Revenues decreased $27.0 million, or 27.8%, to $70.1 million for the year ended December 31, 2002 from $97.1 million for the year ended December 31, 2001. This decline in revenues was primarily attributable to a decrease in the total billed hours and average revenue per hour for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease in billed hours was primarily due to the decrease in demand for our services attributable to the general decline in the global economy, which resulted in reduced marketing spending from some of our significant clients, the winding down of a large project for one client in Europe and the closure of our offices in Paris, France and Tokyo, Japan. Revenues attributable to reimbursable pass-through expenses were $4.1 million and $2.9 million for the years ended December 31, 2002 and 2001, respectively.

Cost of Revenues and Gross Profit.    Cost of revenues decreased $18.2 million, or 33.5%, to $36.0 million for the year ended December 31, 2002 from $54.2 million for the year ended December 31, 2001. This decrease in cost of revenues was primarily due to a decrease in full-time equivalent employees as a result of restructuring actions taken in 2002 due to the decrease in demand for our services. Gross profit margin increased to 48.6% of revenues for the year ended December 31, 2002, from 44.2% for the year ended December 31, 2001 due to higher utilization (defined as billed hours divided by local capacity hours) for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

Selling, General and Administrative.    Selling, general and administrative expenses decreased $8.5 million, or 27.5%, to $22.4 million for the year ended December 31, 2002 from $31.0 million for the year ended

December 31, 2001. Selling, general and administrative expenses represented 32.0% of revenues for the year ended December 31, 2002, as compared to 31.9% for the year ended December 31, 2001. The dollar decrease in selling, general and administrative expenses was primarily the result of expense reduction actions representing reduced headcount and infrastructure costs during 2001 and 2002, and the favorable settlement during the third quarter of 2002 of $0.5 million of previously accrued liabilities.

Restructuring and Other Charges, Net.    Restructuring and other charges, net of reversals, were $15.4 million during 2002, an increase of $2.9 million, or 22.7%, compared with $12.6 million incurred in 2001. The 2002 charges represent costs incurred in connection with the initiation of a series of global restructuring actions to align capacity with expected revenue levels. These actions were primarily commenced in the second and fourth quarters of 2002 and included a reduction in office space in Norwalk, San Francisco and London and staff reductions in our Norwalk, San Francisco and London offices. The 2002 restructuring charges include $12.2 million in lease-related costs primarily related to office leases for our excess facilities, $1.9 million in fixed asset dispositions and $1.3 million for severance and other costs. The 2001 charges primarily represent costs incurred in connection with the following: (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in the accrual for excess office space, established in 2000, for an additional $5.7 million, (b) the reduction of corporate headcount and reorganization of capacity across multiple offices for $3.1 million, (c) the closure of our New York City office and its subsequent consolidation into our Norwalk, Connecticut office for $1.3 million, (d) the decision to cease operations and close our office in Tokyo, Japan for $1.3 million, (e) the decision made in the fourth quarter of 2001 to cease operations in our office in Paris, France for $1.2 million and (f) the permanent decline in the value of certain marketable securities for $0.4 million.

Impairment of Goodwill.    In 2001, we concluded that due to adverse market conditions as well as deteriorating operating results and cash flows in our Paris, France office our goodwill associated with that office was no longer recoverable. As such, we recorded an impairment of goodwill charge of $0.3 million in the third quarter of 2001 (see Note 5 of Notes to Consolidated Financial Statements).

Depreciation and Amortization.    Depreciation and amortization decreased $1.2 million, or 20.6%, to $4.7 million for the year ended December 31, 2002 from $6.0 million for the year ended December 31, 2001. The decrease in depreciation and amortization was primarily attributable to the restructuring actions taken which included the write-off of certain property and equipment. Depreciation and amortization represented 6.8% of consolidated revenues for the year ended December 31, 2002 and 6.2% for the year ended December 31, 2001.

Amortization of Goodwill.    As a result of the adoption of SFAS No. 142 effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the year ended December 31, 2001 was $2.9 million (see Note 5 of Notes to Consolidated Financial Statements).

Gain on Sale of CentrPort Stock.    See Item 7—“Managements Discussion and Analysis of Financial Condition and Results of Operations – CentrPort Transactions and Investments” in Part II of this report and Note 3 of Notes to Consolidated Financial Statements.

Impairment of Investment in CentrPort.    As a result of the information we received from an independent firm regarding the valuation of our investment in CentrPort, we concluded that our investment in CentrPort was impaired and accordingly reduced our investment in CentrPort as of December 31, 2001 to $0.5 million by recording a $3.2 million charge. We will continue to review our remaining CentrPort investment for impairment on an annual basis as well as when a triggering event indicating impairment may have occurred.

Interest Income.    Interest income decreased $1.0 million, or 56.3%, to $0.7 million for the year ended December 31, 2002 from $1.7 million for the year ended December 31, 2001. This decrease was primarily due to lower interest rates realized on short-term investment balances partially offset by higher average cash balances during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Other Expense, Net.    Other expense, net, decreased $0.2 million, or 42.7%, to $0.3 million for the year ended December 31, 2002 from $0.5 million for the year ended December 31, 2001. This reduction in expense is primarily a result of a benefit of $0.4 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities partially offset by the recognition of interest expense related to the accrual for the present value of the future costs of our excess office space in San Francisco, Norwalk and London.

Loss from Continuing Operations before Income Taxes.    Our loss from continuing operations before income taxes was $5.7 million for the year ended December 31, 2002 as compared to a loss of $10.2 million for the year ended December 31, 2001. The decrease in loss from continuing operations before income taxes of $4.5 million was primarily due to the decrease in operating expenses, the elimination of goodwill amortization and the gain on the sale of CentrPort stock.

Income Taxes.    The benefit for income taxes for the year ended December 31, 2002 was $0.8 million compared to a benefit for income taxes of $6.5 million for the year ended December 31, 2001. The effective income tax rate was 14.7% for the year ended December 31, 2002 compared to an effective income tax benefit rate of 63.7% for the year ended December 31, 2001. During the year ended December 31, 2002, our effective income tax rate is less than the statutory rate primarily due to foreign tax losses for which no benefit was recorded and the difference in foreign tax rates. The effective tax rate is more than the statutory tax rate during the year ended December 31, 2001 primarily due to the tax benefit in the U.S. resulting from the shutdown of foreign offices partially offset by goodwill amortization and other items that were not tax deductible and foreign tax losses for which no benefit was recorded.

Loss from Continuing Operations.    Our loss from continuing operations was $4.9 million, or $0.19 per common share, for the year ended December 31, 2002 as compared to a loss from continuing operations of $3.7 million, or $0.14 per common share, for the year ended December 31, 2001. This increase in loss from continuing operations of $1.2 million was primarily due to a different effective income tax rate applied to our loss before income taxes as mentioned above.

Income (loss) from Discontinued Operations.    Our income from discontinued operations was $0.8 million for the year ended December 31, 2002 as compared to a loss from discontinued operations of ($3.2) million for the year ended December 31, 2001.

Cumulative Effect of Accounting Change.    In accordance with SFAS No. 142, we performed the required transitional impairment test on our goodwill as of January 1, 2002. As a result of completing this test, we determined that the goodwill associated with our Munich, Germany operation was fully impaired as of January 1, 2002. Accordingly, we recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002. There was no income tax benefit associated with this charge as we believe it is more likely than not that future taxable income in Germany will not be sufficient to realize the related income tax benefit.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Revenues.    Revenues decreased by $32.4 million, or 25.0%, to $97.1 million for 2001 from $129.5 million for 2000. This decline in revenues was primarily attributable to lower billed hours as the demand from our clients decreased due to the general decline in the global economy, partially offset by an increase in international revenue attributable to a large project for a European client.

Cost of Revenues and Gross Profit.    Cost of revenues decreased by $14.2 million, or 20.8%, to $54.2 million for the year ended December 31, 2001 from $68.4 million for the year ended December 31, 2000. Gross profit margin declined to 44.2% of revenues for the year ended December 31, 2001 from 47.2% for the year ended December 31, 2000. The decrease in cost of revenues was primarily due to company-wide reductions in capacity as a result of a decrease in revenues. The decline in gross profit margin in 2001 as compared to 2000 was primarily due to lower revenues offset in part by the lower costs of revenues.

Selling, General and Administrative.    Selling, general and administrative expenses decreased by $20.8 million, or 40.2%, to $31.0 million for 2001 from $51.8 million for 2000. Selling, general and administrative represented 31.9% of revenues for 2001 as compared to 40.0% for 2000. The dollar and percentage decreases in selling, general and administrative expenses were due primarily to expense reduction actions taken during 2001 in line with the decrease in revenues.

Restructuring and Other Charges, Net.    Restructuring and other charges, net of reversals, were $12.6 million during 2001, which was an increase of $5.6 million, or 79.6%, over the $7.0 million incurred in 2000. The 2001 charges primarily represent costs incurred in connection with the following: (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in the accrual for excess office space, established in 2000, for $5.7 million, (b) the reduction of corporate headcount and reorganization of capacity across multiple offices for $3.1 million, (c) the closure of our New York City office and its subsequent consolidation into our Norwalk, Connecticut office for $1.3 million, (d) the decision to cease operations and close our office in Tokyo, Japan for $1.3 million, (e) the decision made in the fourth quarter of 2001 to cease operations in our office in Paris, France for $1.2 million and (f) the permanent decline in the value of certain marketable securities for $0.4 million.

In 2000, we recorded charges related primarily to leased office space reductions in San Francisco and Tokyo, Japan for $5.7 million, the reduction in headcount and reorganization of capacity across multiple offices for $0.6 million and the write-off of deferred costs related to the proposed secondary public offering of our common stock that we cancelled for $0.7 million.

Impairment of Goodwill.    Due to adverse market conditions as well as deteriorating operating results and cash flows in our Paris, France office, we concluded that our goodwill associated with such office was no longer recoverable. As a result, we recorded an impairment of goodwill charge of $0.3 million in the third quarter of 2001. Our impairment of goodwill charges for 2000 represented the write-off of the goodwill remaining from the Vivid acquisition of $52.8 million, which we concluded was fully impaired and could not be recovered from expected future cash flows, and a charge of $1.5 million for the write-off of the goodwill associated with our Tokyo, Japan operations (see Note 5 of Notes to Consolidated Financial Statements).

Depreciation and Amortization.    Depreciation and amortization increased by $0.3 million, or 5.7%, to $6.0 million for 2001 from $5.7 million for 2000. The increase was attributable to the full-year effect of assets placed in service in 2000 and additional assets initially placed in service in 2001 partially offset by asset dispositions in 2001 resulting from our restructuring actions.

Amortization of Goodwill.    Amortization of goodwill decreased by $12.0 million, or 80.3%, to $2.9 million for 2001 from $14.9 million for 2000. The decrease was primarily a result of the impairment of our goodwill relating to the acquisition of Vivid as of December 31, 2000 and the impairment of goodwill relating to our Paris, France office in 2001.

Gain on Sale of CentrPort Stock.    See Item 7—“Managements Discussion and Analysis of Financial Condition and Results of Operations – CentrPort Transactions and Investments” in Part II of this report and Note 3 of Notes to Consolidated Financial Statements.

Impairment of Investment in CentrPort.    As a result of the information we received from an independent firm regarding the valuation of our investment in CentrPort, we concluded that our investment in CentrPort was impaired and accordingly reduced our investment in CentrPort as of December 31, 2001 to $0.5 million by recording a $3.2 million charge. We will continue to review our remaining CentrPort investment for impairment on an annual basis as well as when a triggering event indicating impairment may have occurred.

Interest Income.    The decrease in interest income to $1.7 million for 2001 from $2.1 million for 2000 was primarily attributable to reduced interest rates on our short-term investments.

Other Expense, Net.    Other expenses, net, increased $0.5 million to $0.5 million for 2001 as compared to 2000. This increase in other expenses is primarily attributable to an increase in interest expense related to the funds advanced by our Norwalk, Connecticut, landlord for the financing of certain leasehold improvements and the recognition of interest expense related to the accrual for the present value of the future costs of our excess office space in San Francisco.

Loss from Continuing Operations before Income Taxes.    Our loss from continuing operations before income taxes was $10.2 million for 2001 as compared to a loss of $70.4 million for 2000. The decrease in loss from continuing operations before income taxes of $60.2 million was primarily attributable to a reduction in the net effect of the following: (a) restructuring and other charges, (b) impairment of goodwill, (c) amortization of goodwill, (d) the impairment of investment in CentrPort and (e) the recognized gain on the sale of CentrPort Stock. These items totaled $17.3 million in 2001 as compared to $76.2 million in 2000 which was a decrease of $58.9 million.

Income Taxes.    We had a net benefit for income taxes of $6.5 million on a pre-tax loss of $10.2 million for 2001 compared to a provision of $2.2 million on pre-tax loss of $70.4 million for 2000. Our income taxes were impacted by a U.S. tax benefit related to foreign office closings and by goodwill amortization which was not tax deductible. As a result, our effective tax rate differs significantly from the statutory rate. The effective tax during the year ended December 31, 2001 rate is more than the statutory tax rate primarily due to the tax benefit in the U.S. resulting from the shutdown of foreign offices partially offset by goodwill amortization and other items which were not tax deductible and foreign tax losses for which no benefit was recorded. During the year ended December 31, 2000 the effective tax rate is less than the statutory rate primarily due to goodwill amortization and other items which were not tax deductible and foreign tax losses for which no benefit was recorded.

Loss from Continuing Operations.    Our loss from continuing operations was $3.7 million, or $0.14 per common share, for 2001 as compared to a loss from continuing operations of $72.6 million, or $2.97 per common share, for 2000. This decrease in loss from continuing operations of $68.9 million was primarily attributable to a reduction in the net effect of the following: (a) restructuring and other charges, (b) impairment of goodwill, (c) amortization of goodwill, (d) the impairment of investment in CentrPort and (e) the recognized gain on the sale of CentrPort Stock.

Loss from Discontinued Operations.    Our loss from discontinued operations was $3.2 million for the year ended December 31, 2001 as compared to a loss from discontinued operations of $1.4 million for the year ended December 31, 2000.

Factors Affecting Operating Results

Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, including our history of operating losses, the scope and timing of new assignments and client initiatives, the spending levels and budget constraints of our clients, our dependence on a limited number of clients, our allocation of resources to new business development, our effectiveness in attracting and retaining qualified staff, including management, our dependence on key management staff, our need and ability to manage the level of our staff and capacity in the future, our ability to accurately estimate costs in fixed-fee engagements, exclusivity arrangements with clients that may limit our ability to provide services to others and other factors that are outside of our control. Other factors that may affect our future operating results are CentrPort’s ability to execute its strategy and business plan and to meet its obligations under a lease for which we are guarantor, the potential future impairment of our goodwill, our ability to utilize our deferred tax asset, the variability of our operating results, our ability to integrate acquired companies, timing and amount of our capital expenditures, the ability of our sub-tenants to continue to meet their obligation under our sub-lease agreements, our ability to sub-lease our unoccupied office space, our ability to manage future growth, pricing pressure for our services, the timing of collections from our clients, our ability to respond to rapid technological change, our dependence on the continued growth of the internet, the long-term effects of the global recession, the effect of terrorist activities and military actions, and changes in government regulations, including regulation of privacy issues. As a result, period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance.

Liquidity and Capital Resources

We historically have financed our operations primarily from funds generated from operations. Net cash provided by operating activities was $6.9 million, $7.8 million and $9.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Net cash provided by (used in) investing activities was $1.9 million, $(2.0) million and $(8.1) million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, we invested $0.2 million, $2.8 million and $15.6 million in capital expenditures, respectively. During 2000, we used $11.2 million of funds to acquire businesses in San Francisco, São Paulo and Paris. There was no such activity in 2002 or 2001. In 2000, we generated $2.0 million in proceeds from the CentrPort Preferred Stock Sale. During 2002 and 2001 we collected $2.0 million and $0.6 million, respectively, from notes receivable.

Net cash provided by (used in) financing activities was $(0.5) million, $(0.5) million and $3.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our primary sources of cash flows from financing activities during 2002, 2001 and 2000 were proceeds from the exercise of employee stock options including purchases under the employee stock purchase plan of $0.5 million, $1.3 million and $5.3 million, respectively. Partially offsetting these items for the years ended December 31, 2002, 2001 and 2000 were repayments of debt and capital lease obligations of $1.0 million, $1.8 million and $1.3 million, respectively.

We believe that our cash on hand and short-term investments together with funds available from operations will be sufficient to meet our capital needs for at least the next twelve months.

We are the guarantor for CentrPort’s obligations under our lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2002, the aggregate remaining base rent and operating expenses due under this lease was $6.3 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

In October 2002, we established a program to repurchase over an eighteen month period up to $5.0 million of our common stock. The timing and amount of purchases will be dependent upon a number of factors including the price availability of our common stock, general market conditions and other uses of funds. The program may be discontinued at any time. During 2002, we repurchased 12,690 shares of common stock at an average price of $2.49 per share under this program.

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on our financial condition and results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements of guarantees and obligations to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur and the identification of those contingent obligations to make future payments if those triggering events or conditions occur. Additional disclosures have been added to Commitments and Contingencies footnote describing the nature of the guarantee, the amount and event triggering our obligation under the guarantee and our recourse to recover in such an event (see Note 14 of Notes to Consolidated Financial Statements).

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of SFAS No. 123, which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. dollars. In 2002, we derived 18.9% of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound and Brazilian Real as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. The effect of foreign exchange rate fluctuation for the year ended December 31, 2002 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments. Our investment policy calls for investment in short-term, low risk instruments. We have limited our exposure to interest rate risk by investing in securities with maturities of one year or less.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
Modem Media, Inc. and Subsidiaries
Report of Independent Accountants	29
Consolidated Balance Sheets as of December 31, 2002 and 2001	30
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	31
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	32
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	33
Notes to Consolidated Financial Statements	34-57

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Modem Media, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Modem Media, Inc. and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 2 and 5 of the consolidated financial statements the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002.

As discussed in Note 2, the Company has restated its consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000, previously audited by other independent accountants who have ceased operations.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

March 4, 2003

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$49,312	$40,918
Short-term investments	—	77
Accounts receivable, net of bad debt reserve of $281 and $528, respectively	11,947	16,309
Unbilled revenues	909	521
Deferred income taxes	2,667	3,214
Prepaid expenses and other current assets	2,058	4,603

Total current assets	66,893	65,642
Noncurrent assets:
Property and equipment, net	8,687	16,007
Goodwill, net	43,156	46,547
Deferred income taxes	17,804	10,934
Other assets	3,413	3,825

Total noncurrent assets	73,060	77,313

Total assets	$139,953	$142,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,569	$3,727
Pre-billed media	12,070	9,789
Deferred revenues	2,344	3,810
Deferred gain on sale of CentrPort stock	—	2,317
Accrued restructuring	2,756	3,637
Accrued expenses and other current liabilities	9,204	12,512

Total current liabilities	28,943	35,792
Noncurrent liabilities:
Accrued restructuring	16,387	6,532
Other liabilities	1,209	1,401
Stockholders’ equity:
Common stock, $.001 par value—145,000,000 shares authorized, 26,188,475 and 26,023,754 issued, respectively	26	26
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	191,720	190,785
Accumulated deficit	(96,812)	(89,332)
Treasury stock, 219,422 and 199,773 shares of common stock respectively, at cost	(1,251)	(1,200)
Accumulated other comprehensive loss	(269)	(1,049)

Total stockholders’ equity	93,414	99,230

Total liabilities and stockholders’ equity	$139,953	$142,955

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Revenues	$70,128	$97,096	$129,488
Cost of revenues	35,991	54,213	68,412

Gross profit	34,137	42,883	61,076

Operating expenses:
Selling, general and administrative	22,449	30,964	51,765
Restructuring and other charges, net	15,444	12,586	7,008
Depreciation and amortization	4,744	5,976	5,653
Amortization of goodwill	—	2,948	14,927
Impairment of goodwill	—	323	54,287

Total operating expenses	42,637	52,797	133,640

Operating loss	(8,500)	(9,914)	(72,564)
Gain on sale of CentrPort stock	2,317	1,735	—
Impairment of investment in CentrPort	—	(3,173)	—
Interest income	732	1,676	2,122
Other expense, net	(273)	(479)	(6)

Loss from continuing operations before income taxes.	(5,724)	(10,155)	(70,448)
Provision (benefit) for income taxes	(839)	(6,464)	2,180

Loss from continuing operations	(4,885)	(3,691)	(72,628)

Discontinued operations:
Operating loss	(4,511)	(3,365)	(1,169)
Provision (benefit) for income taxes	(5,307)	(187)	242

Income (loss) from discontinued operations	796	(3,178)	(1,411)

Loss before cumulative effect of accounting change	(4,089)	(6,869)	(74,039)

Cumulative effect of accounting change	(3,391)	—	—

Net loss	$(7,480)	$(6,869)	$(74,039)

Basic and diluted per share data: *
Loss from continuing operations	$(0.19)	$(0.14)	$(2.97)
Income (loss) from discontinued operations	0.03	(0.12)	(0.06)

Loss before cumulative effect of accounting	(0.16)	(0.27)	(3.04)
Cumulative effect of accounting change	(0.13)	—	—

Net loss	$(0.29)	$(0.27)	$(3.04)

Weighted-average number of common shares outstanding:
Basic	25,937	25,704	24,386

Diluted	25,937	25,704	24,386

* numbers may not add due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Class B					Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Common Shares	Stock Amount	Common Shares	Stock Amount	Paid-in Capital	Accumulated Deficit	Treasury Stock
Balance as of December 31, 1999 as previously reported	12,115,970	$12	11,116,326	$11	$121,151	$(8,604)	$(1,118)	$24	$111,476
Prior period adjustments, net of income tax benefit of $120 (Note 2)						180			180

Balance as of January 1, 2000 (restated)	12,115,970	12	11,116,326	11	121,151	(8,424)	(1,118)	24	111,656
Comprehensive loss:
Net loss (restated)		—		—	—	(74,039)	—	—	(74,039)
Unrealized gain on available-for-sale securities, net of taxes		—		—	—	—	—	(164)	(164)
Foreign currency translation adjustment		—		—	—	—	—	(697)	(697)

Total comprehensive loss (restated)									(74,900)

Conversion of Class B shares by True North	11,116,326	11	(11,116,326)	(11)	—	—	—	—	—
Exercise of stock options	1,104,501	1		—	2,499	—	—	—	2,500
Tax benefit from the exercise of stock options		—		—	8,443	—	—	—	8,443
Shares issued under employee stock purchase plan .	360,492	1		—	2,751	—	—	—	2,752
Purchases of treasury stock		—		—	—	—	(73)	—	(73)
Acquisition of Vivid Holdings, Inc. and Vivid Publishing, Inc	446,010	—		—	53,400	—	—	—	53,400
Issuance of common stock in exchange for additional interest in CentrPort	315,858	—		—	1,863	—	—	—	1,863
Charge for excess value paid to acquire subsidiary common stock		—		—	(1,435)	—	—	—	(1,435)
Other, net		—		—	455	—	—	—	455

Balance as of December 31, 2000 (restated)	25,459,157	25	—	—	189,127	(82,463)	(1,191)	(837)	104,661
Comprehensive loss:
Net loss (restated)		—		—	—	(6,869)	—	—	(6,869)
Conversion of unrealized loss to realized loss for available-for-sale securities, net of taxes		—		—	—	—	—	164	164
Foreign currency translation adjustment		—		—	—	—	—	(376)	(376)

Total comprehensive loss (restated)									(7,081)

Exercise of stock options	346,752	—		—	371	—	—	—	371
Tax benefit from the exercise of stock options		—		—	343	—	—	—	343
Shares issued under employee stock purchase plan	217,845	1		—	944	—	—	—	945
Purchases of treasury stock		—		—	—	—	(9)	—	(9)

Balance as of December 31, 2001 (restated)	26,023,754	26	—	—	190,785	(89,332)	(1,200)	(1,049)	99,230
Comprehensive loss:
Net loss		—		—	—	(7,480)	—	—	(7,480)
Foreign currency translation adjustment		—		—	—	—	—	780	780

Total comprehensive loss									(6,700)

Exercise of stock options	82,259	—		—	294	—	—	—	294
Tax benefit from the exercise of stock options		—		—	16	—	—	—	16
Shares issued under employee stock purchase plan	82,462	—		—	203	—	—	—	203
Stock options issued below fair market value		—		—	422	—	—	—	422
Purchases of treasury stock		—		—	—	—	(51)	—	(51)

Balance as of December 31, 2002	26,188,475	$26	—	$—	$191,720	$(96,812)	$(1,251)	$(269)	$93,414

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(7,480)	$(6,869)	$(74,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring and other charges, net	3,689	2,879	1,273
Depreciation and amortization	4,991	6,502	6,127
Amortization of goodwill	—	3,390	15,400
Impairment of goodwill	3,391	323	54,287
Non-cash income taxes	(6,323)	(6,390)	2,724
Gain from the sale of CentrPort stock	(2,317)	(1,735)	—
Impairment of CentrPort investment	—	3,173	—
(Reduction in) provision for bad debt expense	(157)	(714)	446
Other, net	149	1,006	1,435
Changes in assets and liabilities:
Accounts receivable	4,753	9,504	(7,182)
Unbilled revenues	(393)	3,483	(1,370)
Prepaid expenses and other assets	1,025	1,114	(3,836)
Accounts payable, accrued expenses and other liabilities	(8,103)	(11,235)	2,828
Pre-billed media	2,279	(2,248)	5,446
Deferred revenues	(1,551)	(2,897)	27
Accrued restructuring charges	12,943	8,465	5,856

Net cash provided by operating activities	6,896	7,751	9,422

Cash flows from investing activities:
Purchases of property and equipment	(238)	(2,807)	(15,616)
Proceeds from property and equipment disposals	44	—	—
Purchases of short-term investments	—	(333)	(201)
Maturities of short-term investments	77	457	16,859
Acquisitions, net of cash acquired	—	—	(11,162)
Collection of note receivable	2,033	663	—
Proceeds from sale of CentrPort stock	—	—	2,019

Net cash provided by (used in) investing activities	1,916	(2,020)	(8,101)

Cash flows from financing activities:
Purchases of treasury stock	(51)	(9)	(73)
Payments of notes payable and capital lease obligations	(972)	(1,771)	(1,285)
Exercises of stock options, including purchases under employee stock purchase plan	497	1,316	5,252

Net cash provided by (used in) financing activities	(526)	(464)	3,894

Effect of exchange rates on cash and cash equivalents	108	87	84
Net increase (decrease) in cash and cash equivalents	8,394	5,354	5,299
Cash and cash equivalents, beginning of the year	40,918	35,564	30,265

Cash and cash equivalents, end of the year	$49,312	$40,918	$35,564

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Modem Media, Inc. (the “Company”) is an interactive marketing strategy and services firm. The Company is a marketing partner to many of the world’s leading companies and uses digital marketing and technologies to help their other clients realize greater value from their most vital asset—their customers. The Company leverages its experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company maintains offices in San Francisco, London and São Paulo.

Discontinued Operations—In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich, Germany and Hong Kong ceased. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as adopted by the Company on January 1, 2002, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations.

Principles of Consolidation—The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

Revenue Recognition and Billing—The Company recognizes revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). A majority of its revenues are derived from fixed-bid and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company’s clients hire it on a fixed-bid, retainer or time-and-materials basis. The Company reassesses its estimated costs on fixed-bid engagements periodically and, as needed for specific engagements. Losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined.

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”). In accordance with E1TF 01-14 the Company must report reimbursable pass-through expenses as a component of revenues and cost of revenues. Its adoption of EITF 01-14 results in increased revenues and increased cost of revenues. The Company had revenues and related cost of revenues attributable to such expenses of $4.2 million, $3.0 million and $5.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Prior periods have been reclassified to conform to this presentation.

Business Combinations—Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the dates of their respective

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. Net assets of acquired companies are recorded at their fair value to the Company at the date of acquisition unless any such company was acquired in a transaction between entities under common control in which case the assets of such company are recorded at historical cost.

Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from three clients representing 18.7%, 16.9% and 11.4% of revenues during the year ended December 31, 2002. The Company had revenues from two clients representing 23.3% and 10.0% of revenues for the year ended December 31, 2001. No clients accounted for 10.0% or greater of the Company’s revenue for the year ended December 31, 2000. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had three clients accounting for 37.6%, 17.6% and 13.8% of total gross accounts receivable as of December 31, 2002. The Company had four clients accounting for 27.6%, 19.7%, 13.6% and 10.9% of total gross accounts receivable as of December 31, 2001.

Income Taxes—The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

Stock-Based Compensation—The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employee and related interpretations. Accordingly, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price and is charged to operations either when earned or over the vesting period. Income tax benefits attributable to stock options exercised are credited to paid-in capital.

If compensation expense for stock options awarded under the Company’s plans had been determined in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(in thousands, except per share data)
Net loss as reported	$(7,480)	$(6,869)	$(74,039)
Stock–based compensation expense
determined under SFAS 123, net of tax	(4,568)	(9,886)	(17,214)

Pro forma net loss	$(12,048)	$(16,755)	$(91,253)

Earnings per share:
Basic and diluted, as reported	$(0.29)	$(0.27)	$(3.04)

Basic and diluted, pro forma	$(0.46)	$(0.65)	$(3.74)

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the process of calculating what compensation expense would have been in 2002 had the Company accounted for employee stock options under the provisions of SFAS 123, whereby the fair value of stock option grants are considered compensation expense, the Company determined that there was an error in the calculation of such expense in 2001 and 2000. Due to the correction of this error, the compensation expense included in the pro forma net loss above increased by $4.2 million and $1.4 million in 2001 and 2000, respectively.

The effects of applying SFAS No. 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.27%	4.41%	6.27%
Expected life	4.9 years	4.9 years	4.9 years
Expected volatility	107.0%	145.5%	131.1%
Expected dividend yield	—	—	—

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Although cash balances are maintained in high quality financial institutions, the balances at times exceed insurable amounts.

Property and Equipment—Property and equipment are stated at cost and are depreciated principally using the straight-line method over their estimated useful lives of three to five years for computers and software, and five to seven years for furniture and other. Purchased software and third-party costs incurred to develop software for internal use are capitalized and amortized principally over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.

Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on an annual basis unless impairment indicators arise sooner. This statement eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The Company performed the required transitional fair value impairment test on our goodwill as of January 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer records goodwill amortization (see Note 5). The Company performed its annual goodwill impairment test during the fourth quarter of 2002 and determined that no impairment had occurred. The Company will continue to perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table depicts the Company’s net loss and loss per share adjusted for the impact of goodwill amortization during the reported periods:

	Year Ended December 31,
	2002	2001	2000
		(Restated)	(Restated)
	(in thousands, except per share amounts)
Reported net loss	$(7,480)	$(6,869)	$(74,039)
Add back: goodwill amortization …	—	3,390	15,400

Adjusted net loss	$(7,480)	$(3,479)	$(58,639)

Basic and diluted earnings per share:
Reported net loss	$(0.29)	$(0.27)	$(3.04)
Add back: goodwill amortization …	—	0.13	0.63

Adjusted net loss (*)	$(0.29)	$(0.14)	$(2.40)

Net (Loss) Income Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net (loss) income per share gives effect to all potentially dilutive securities that were outstanding during each period. The Company had net losses for the years ended December 31, 2002, 2001 and 2000. As a result, none of the options outstanding during those periods were included in the computations of net loss per share since they were antidilutive.

Fair Value of Financial Instruments—The carrying values of the Company’s assets and liabilities approximate fair value because of the short maturities of these financial instruments.

Foreign Currency Translation—The Company’s financial statements were prepared in accordance with the requirements of SFAS No. 52, Foreign Currency Translation. Under this method, net foreign currency transaction gains and losses are included in the accompanying consolidated statements of operations.

Comprehensive Income—The Company reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments and available-for-sale securities as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries.

The components of accumulated other comprehensive income as of December 31, 2002, 2001 and 2000 are as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Foreign currency translation adjustment	$269	$(1,049)	$(673)
Unrealized loss on available-for-sale securities, net of taxes	—	—	(164)

Total accumulated other comprehensive income	$269	$(1,049)	$(837)

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rather than at the date of a commitment to an exit or disposal plan, as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 is to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company’s financial condition and results of operations.

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements of guarantees and obligations to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur and the identification of those contingent obligations to make future payments if those triggering events or conditions occur. Additional disclosures have been added to the Commitments and Contingencies footnote describing the nature of the guarantee, the amount and event triggering the Company’s obligation under the guarantee and its recourse to recover in such an event (see Note 14).

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123, which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, the statement mandates certain interim disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations. The Company has adopted the disclosure-only provisions of SFAS No. 148 as of December 31, 2002.

NOTE 2.    Discontinued Operations and Restatement of Prior Period Financial Results

In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich, Germany and Hong Kong ceased. In accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenues for discontinued operations were $2.4 million, $9.2 million and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In connection with the reclassification of the results of these operations, the Company also noted certain errors within accrued liabilities associated with its continuing operations that were generated in prior periods. Therefore, the Company has restated its historical results to adjust for these items. The impact of these adjustments served to decrease or (increase) selling, general and administrative expenses and the loss from continuing operations before income taxes by approximately $0.1 million in the first quarter of 2002, $(0.1) million in the fourth quarter of 2001, $0.4 million in 2000 and increase the income from continuing operations before income taxes by $0.3 million (unaudited) in 1999. The correction for these items had no impact on the timing or amount of the Company’s revenue or cash flow. The impact of the restatement on the net income (loss) for 2001, 2000 and 1999 is as follows:

	Year Ended December 31,
	2001	2000	1999
As Previously Reported			(Unaudited)
	(in thousands, except per share amounts)

Net income (loss)	$(6,794)	$(74,249)	$3,017
Net income (loss) per share	(0.26)	(3.04)	0.14

As Restated
Net income (loss)	$(6,869)	$(74,039)	$3,197
Net income (loss) per share	(0.27)	(3.04)	0.15

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    CentrPort Transactions and Investment

The Company and certain employees formed CentrPort LLC in November 1999 to focus on developing intelligent marketing platforms to build and enhance customer relationships across multiple communication channels. In December 2000, CentrPort LLC, which was originally organized as a Delaware limited liability company, was reorganized as CentrPort, Inc. (“CentrPort”), a Delaware corporation. Immediately after this reorganization, the Company sold a portion of its ownership in CentrPort, which was formerly our majority-owned subsidiary. A consortium of third party investors (the “CentrPort Investors”) purchased 8,332,000 shares of preferred stock of CentrPort from the Company (“CentrPort Preferred Stock Sale”) in exchange for $2.5 million in cash and a $2.5 million note receivable originally due in December 2001, subject to certain conditions. In addition, the Company received a warrant to purchase 391,604 shares of CentrPort common stock from CentrPort (“CentrPort Warrant”).

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

In addition, concurrent with the CentrPort Preferred Stock Sale, the Company purchased 1,842,657 shares of CentrPort common stock from certain minority CentrPort stockholders in exchange for approximately $1.9 million of its common stock, or 315,858 shares (the “Founders’ Stock Transaction”). In connection with the Founders’ Stock Transaction, the Company recorded a charge to equity of approximately $1.4 million based on the excess of the value paid for the founders’ stock and its estimated fair value on the date we acquired the stock.

The CentrPort Preferred Stock Sale, the CentrPort Warrant, the investment by the CentrPort Investors directly into CentrPort and the Founders’ Stock Transaction are hereinafter collectively referred to as the “CentrPort Transactions.” As a result of the CentrPort Transactions, the Company’s ownership in CentrPort preferred and common stock, combined, was reduced from 59.0% to 15.2%, which was later reduced as discussed below. Through the date of the CentrPort Transactions, the Company’s consolidated CentrPort and recognized 100% of the losses incurred by CentrPort in consideration that the Company was CentrPort’s sole funding source. Such losses aggregated approximately $5.7 million. Subsequent to the CentrPort Transactions, the Company has accounted for its investment in CentrPort under the cost method.

In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and committed to resell at least $5.0 million of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of the Company’s ability to meet this CentrPort Commitment, the Company deferred its gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, the Company was to remit the value of the shortfall to CentrPort in either CentrPort common stock from the Company’s holdings pursuant to a contractual per share fixed value, or in cash, at the Company’s election. As of December 31, 2001, the Company had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, the Company recognized $1.7 million in the fourth quarter of 2001 of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on the Company’s balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, the Company, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including the extinguishment of the Company’s CentrPort Commitment to sell further

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CentrPort products and services, the extinguishment of the Company’s obligation to pay the value of the shortfall in either cash or CentrPort common stock and the extension of the Company’s $2.5 million note receivable due from the CentrPort Investors to it until December 31, 2002, which was subsequently satisfied. Accordingly, the Company recognized the remaining deferred gain of $2.3 million in the first quarter of 2002.

In addition, as a result of a valuation the Company received from an independent firm regarding the Company’s investment in CentrPort as of December 31, 2001, the Company concluded that its investment in CentrPort was impaired. Accordingly, the Company reduced its investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. In October 2002, CentrPort closed on a second series of equity financing whereby CentrPort issued new equity to some of the CentrPort Investors in exchange for cash (the “Secondary Financing”). The Company did not participate in the Secondary Financing. As a result of the Secondary Financing, the Company’s ownership interest in CentrPort’s common and preferred stock was reduced from 15.2% to 8.9%.

NOTE 4.    Acquisitions and Dispositions

In March 2000, the Company purchased 100% of the outstanding capital stock of its affiliate in São Paulo, Brazil (“Modem Media Brazil”) from its former parent, True North Communications Inc. (“True North”) for $0.1 million in cash. Because the transaction occurred among True North and majority-owned, controlled subsidiaries, the transaction was recorded at historical cost. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Modem Media Brazil have been included in the Company’s consolidated financial statements from the date of its acquisition.

In February 2000, the Company acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively, “Vivid”), for $63.6 million. Vivid was a professional services company with approximately 100 employees that provided engineering and information architecture services primarily to internet start-ups. The consideration was comprised of $10.2 million in cash, 446,010 shares of Modem Media common stock at $14.4 million and $39.0 million in value related to employee stock options that were converted to Modem Media stock options. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in the Company’s consolidated financial statements from the date of its acquisition. The allocation of the excess of purchase price over the fair value of net assets acquired of $64.5 million was being amortized over a five-year period. As of the end of the fourth quarter of 2000, the Company concluded that the goodwill associated with the Vivid acquisition was impaired, resulting in the write-off of the unamortized balance of $52.8 million (see Note 5).

In February 2000, the Company acquired substantially all of the assets of Eurokapi Multimedia S.A. (“Eurokapi”), a builder and marketer of e-businesses in Paris, France, for $0.5 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi have been included in the Company’s consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of $0.5 million was being amortized over a five-year period. However, due to adverse market conditions and lower revenues in the Company’s Paris office management’s estimates of such office’s future operating performance and cash flows declined substantially. Based on the revised estimates, management determined that the value of the goodwill associated with the acquisition of Eurokapi was not recoverable and recorded an impairment charge of $0.3 million in the third quarter of 2001 (see Note 5). In the first quarter of 2002, the Company ceased its operations in Paris, France.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Goodwill Impairment

Modem Media Munich—In accordance with SFAS No. 142, the Company performed the required transitional impairment test on its goodwill as of January 1, 2002. As a result of completing this test, the Company determined that the goodwill associated with its Munich operation was fully impaired as of January 1, 2002. Accordingly, the Company recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002. There was no income tax benefit associated with this charge as the Company believes it is more likely than not that future taxable income in Germany will not be sufficient to realize the related income tax benefit.

Modem Media France—During 2001, Modem Media France experienced material, adverse changes in market conditions, operating results and cash flows. As a result, the Company performed an evaluation of the recoverability of its long-lived assets. Based on this evaluation, the Company concluded that the value of its goodwill associated with Modem Media France was impaired. As a result, the unamortized balance of $0.3 million was written off during the third quarter of 2001. In the fourth quarter of 2001, the Company made the decision to restructure its operations in Paris, France. As a result of this planned restructuring, the Company recorded a $1.2 million charge in the fourth quarter of 2001 (see Note 6). In the first quarter of 2002, the Company ceased its operations in Paris, France.

Vivid—Late in the fourth quarter of 2000 and continuing into the first quarter of 2001, the Vivid business weakened significantly. Specifically, the number of Vivid employees continued to decrease, new assignments that would utilize the skills of the remaining Vivid employees were not secured and market conditions impacted the ability of Internet start-ups to utilize the Company’s services. Due to the significance of these developments, the Company performed an evaluation of the recoverability of its goodwill. Based on this evaluation, the Company concluded that the remaining value of its goodwill associated with the Vivid transaction was impaired. As a result, the unamortized balance of $52.8 million was written off in the fourth quarter of 2000 and is included in “Impairment of goodwill” in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Modem Media Japan—During 2000, Modem Media Japan experienced material adverse changes in market conditions and a gradual worsening of its client relationships, which led to substantial declines in the office’s operating results and cash flows. Due to these developments, the Company performed an evaluation of the recoverability of its goodwill. Based on this evaluation, the Company concluded that the value of its goodwill associated with Modem Media Japan was impaired. As a result, the unamortized balance of $1.5 million was written off during the fourth quarter of 2000 and is included in “Impairment of goodwill” in the accompanying consolidated statement of operations for the year ended December 31, 2000. During 2001, the Company ceased operations and closed the office in Tokyo, Japan.

NOTE 6.    Restructuring and Other Charges, Net

Continuing Operations

The Company initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from its clients. These actions were completed in the third and fourth quarters of 2002 and included staff reductions of 35 employees and a reduction in office space in the Company’s U.S. and London offices. As a result of these actions, restructuring charges of $15.4 million were recorded during the year ended December 31, 2002.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2001, the Company implemented various restructuring plans to reduce the Company’s operating expenses and strengthen its competitive and financial positions. These actions, which were completed in the third quarter of 2001 and first quarter of 2002, included the following: (a) staff reductions and an increase in the Company’s accrual for excess office space in the Company’s San Francisco office, established in 2000, (b) the closure of the Company’s New York City office and its subsequent consolidation into the Company’s Norwalk, Connecticut office, (c) the decision to cease operations and close the Company’s office in Tokyo, Japan, (d) the decision made in the fourth quarter of 2001 to cease operations in our office in Paris, France and (e) the permanent decline in the value of certain marketable securities. As a result of these actions, restructuring charges of $12.6 million were recorded during the year ended December 31, 2001.

In 2000, the Company recorded charges primarily related to leased office space reductions in San Francisco and Tokyo, Japan, the reduction in headcount and reorganization of capacity across multiple offices and the write-off of deferred costs related to the proposed secondary public offering of the Company’s common stock that was cancelled. As a result of these actions, restructuring charges of $7.0 million were recorded during the year ended December 31, 2000.

As a result of these office closures, restructuring and staff attrition, the Company’s full-time equivalent employees (defined as employees plus temporary workers), were reduced by 66.2%, from 922 full-time equivalents at September 30, 2000 to 312 full-time equivalents at December 31, 2002.

Discontinued Operations

As noted above, due to the decline in client demand, the Company decided in the second quarter of 2002 to close its offices in Toronto, Munich and Hong Kong, which ceased their operations in the third quarter of 2002. As a result of this decision, there were staff reductions of 52 employees for the closedown period during 2002 and restructuring charges of $3.4 million were recorded during the year ended December 31, 2002. These charges are recorded within the operating loss from discontinued operations in the accompanying consolidated statements of operations.

In 2001, the Company approved various restructuring plans to reduce the Company’s operating expenses and strengthen its competitive and financial positions. These actions, which were completed by the fourth quarter of 2001, include staff reductions and the cancellation of the Company’s move to new office space in Toronto as a result of the landlord’s breach of contract. As a result of these actions, restructuring charges of $1.8 million were recorded during the year ended December 31, 2001. These charges are recorded within the operating loss from discontinued operations in the accompanying consolidated statements of operations.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balance at Beginning of Year	Charges (Net of Reversals)	Cash Uses	Non-Cash Uses	Other	Balances at End of Year
	(in thousands)

Facilities	$—	$5,656	$—	$(1,273)	$—	$4,383
Severance	—	630	(630)	—	—	—
Other	—	722	(722)	—	200	200

Year ended December 31, 2000	$—	$7,008	$(1,352)	$(1,273)	$200	$4,583

Facilities	$4,383	$7,010	$(2,635)	$(868)	$297	$8,187
Severance	—	3,603	(2,846)	—	—	757
Asset impairments	—	1,416	—	(1,412)	—	4
Closure of Tokyo, Japan office, including severance	—	1,282	(683)	(599)	—	—
Closure of Paris, France office, including severance	—	1,221	—	—	—	1,221
Other	200	(200)	—	—	—	—

Year ended December 31, 2001	$4,583	$14,332	$(6,164)	$(2,879)	$297	$10,169

Facilities	$8,187	$13,066	$(2,912)	$(263)	$795	$18,873
Closure of Paris, France office, including severance	1,221	(99)	(828)	(280)	—	14
Severance	757	2,364	(3,048)	(5)	—	68
Asset impairments	4	2,505	—	(2,505)	—	4
Other	—	992	7	(916)	101	184

Year ended December 31, 2002	$10,169	$18,828	$(6,781)	$(3,969)	$896	$19,143

Less: current portion	$ 2,756

Less: Long-term portion	$16,387

NOTE 7.    Property and Equipment

Property and equipment are included in the accompanying consolidated balance sheets as follows:

	December 31,		Useful Lives
	2002	2001
	(in thousands)		(in years)

Leasehold improvements	$7,334	$9,203	3 – 15
Computers and software	10,733	13,487	3 – 5
Furniture and other	4,733	7,028	5 – 7

	22,800	29,718
Less: accumulated depreciation and amortization	(14,113)	(13,711)

Total property and equipment, net	$8,687	$16,007

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets held under capital leases are included above as follows:

	December 31,		Useful Lives
	2002	2001
	(in thousands)		(in years)

Furniture and other	$2,408	$1,691	3 – 8
Less: accumulated depreciation and amortization	(1,528)	(1,008)

Total assets under capital leases, net	$880	$683

Depreciation and amortization expense was $5.0 million, $6.5 million and $6.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense for assets held under capital leases included above was $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8.    Debt

Investment in CentrPort—In June 2000, the Company entered into an agreement that obligated it to purchase prior to December 2000 approximately 8.5% of the common stock of CentrPort (representing approximately 3.9% of the common stock of CentrPort after the CentrPort Transactions) from a minority interest holder in exchange for $2.6 million comprised of a note for $1.8 million and cash of $0.8 million. The Company fulfilled such obligation during the fourth quarter of 2000 by issuing a note payable due in 17 equal monthly installments, which had an interest rate of 9.5% per annum. The principal balance of the note was paid in full in 2002. At December 31, 2001 the balance of the note was $0.5 million.

DLC Management—In November 2000, DLC Management advanced to the Company funds for leasehold improvements at the Company’s Norwalk, Connecticut office. Payments for these advances are to be made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances was $0.3 million and $0.4 million as of December 31, 2002 and 2001, respectively, for which the current portion is included in “Accrued expenses and other current liabilities” and the long-term portion is included in “Other liabilities” in the accompanying consolidated balance sheets.

Interest Expense—The Company incurred interest expense on all borrowings, including those from related parties, of $0.8 million, $0.6 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Related party interest expense in the respective totals above are $0.1 million, $0.1 million and $0.0 million. Interest expense is reported within other expenses, net, in the accompanying consolidated statements of operations.

NOTE 9.    Equity

Stock Repurchase Plan—In October 2002, the Company established a program to repurchase over an eighteen month period up to $5.0 million of the Company’s common stock. During 2002, the Company repurchased 12,690 shares of common stock at an average price of $2.49 per share under this program. Shares purchased are included in treasury stock.

Stockholder Rights Plan—In June 2001, the Company announced the adoption of a Stockholder Rights Plan (the “Plan”). Under the Plan, each stockholder of record at the close of business on June 28, 2001 received a dividend of one right for each share of common stock held. The rights trade with the Company’s common stock until they become exercisable. The rights will become exercisable and will detach from the common stock only if

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any person becomes the beneficial owner of 15% or more of the Company’s common stock (subject to certain exceptions), (an “Acquiring Person”) or commences a tender or exchange offer for 15% or more of the Company’s common stock. Each right entitles the holder to purchase from the Company one one-hundredth of a share of new series of participating preferred stock at an initial purchase price of $30 per share. The Company has reserved 1,000,000 shares of Series A Participating Cumulative Preferred Stock for issuance on the exercise of the rights. If any person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person, to purchase for the initial purchase price the Company’s common stock having a value of twice the initial purchase price. If the Company is later acquired in a merger or similar transaction, or sells or transfers more than 50% of its assets or earning power, each right will entitle the holder to purchase for the initial purchase price common stock of the other party to such transaction having a value of twice the initial purchase price. The Board of Directors may redeem the rights at a price of $0.001 per right at any time prior to a specified period of time after a person has become an Acquiring Person. The rights will expire in June 2011 unless earlier exchanged or redeemed.

The existing reported shareholdings of the Interpublic Group of Companies, Inc. (“IPG”) and its affiliates and associates will not trigger any rights under the Plan so long as IPG and its affiliates and associates do not acquire any additional shares of the Company’s common stock as IPG acquired True North during 2001 (see Note 12).

Generally, the holders of Series A Participating Cumulative Preferred Stock, in preference to the holders of common stock are entitled to receive, when, as and if declared by the Board of Directors, quarterly dividends payable in cash in an amount per share equal to 100 times the aggregate per share amount of all cash dividends, non-cash dividends or other distributions (other than a dividend payable in shares of common stock) payable on any common stock. Each share of Series A Participating Cumulative Preferred Stock will entitle its holder to 100 votes.

Stock Option Exchange Offers—In October 2001, the Company completed a voluntary stock option offer for its eligible employees. Participating employees had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options which were granted on April 17, 2002. The exercise price of these new options was set at $4.15, which was the fair market value of the Company’s common stock as of April 17, 2002. As a result of this program, 75,800 options were canceled in October 2001 and 70,800 options were granted on April 17, 2002.

In May 2001, the Company completed a voluntary stock option exchange offer for its eligible employees and directors. Participating employees and directors had the opportunity to cancel previously granted options with an exercise price greater than $6.00 per share in exchange for an equal number of new options which were granted on November 30, 2001. The exercise price of these new options was set at $3.94 which was the fair market value of the Company’s common stock as of November 30, 2001. As a result of this program, 2,477,001 options were canceled in May 2001 and 2,250,251 options were granted on November 30, 2001.

Common Stock—Prior to June 5, 2000, the Company’s common stock consisted of Class A and Class B shares. On that date, the stockholders of the Company approved an amendment to the Company’s certificate of incorporation to eliminate references to the Company’s Class B common stock, reclassify the Company’s Class A common stock as common stock and increase the number of shares of common stock authorized for issuance to 145,000,000. At the time of the amendment, no shares of Class B common stock were outstanding.

Conversion of Class B Common Stock—On April 26, 2000, True North and its subsidiaries converted all of their shares of the Company’s Class B common stock into shares of the Company’s Class A common stock. As a result, True North and its subsidiaries’ combined voting power in the Company was reduced below 50% of total voting power.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Splits—On March 1, 2000, the Company effected a 2-for-1 stock split, paid in the form of a stock dividend, of its outstanding common stock. On February 3, 1999, the Company effected a 0.95-for-1 reverse stock split of its outstanding common stock. All historical share and per share amounts have been restated to reflect these stock splits.

Registration Rights Agreement—In August 1999, the Company and True North entered into a registration rights agreement that contains provisions granting certain holders of common stock the right to participate in certain registrations of the Company’s common stock, subject to limitations outlined therein. In addition, the agreement also provides certain holders the right to initiate the registration of their securities, subject to timing and other limitations. In June 2001, IPG acquired True North. As of August 2002, this agreement expired.

Stockholders’ Agreement—The Company is party to a Stockholders’ Agreement dated May 4, 1999, as amended, with True North, G.M. O’Connell, the Company’s Chairman, and Robert C. Allen II, the Company’s former President and Chief Operating Officer, currently a Managing Director, pursuant to which all of the parties have agreed that until True North no longer owns at least 10% of the Company’s outstanding capital stock, such parties would take all actions necessary in order to cause the election of a least one director designated by True North to the Board of Directors of the Company and as long as each Messrs. O’Connell and Allen serves the Company as an executive officer, the parties to such agreement have agreed to take all actions necessary in order to cause each of their election to the Company’s Board of Directors. In June 2001, IPG acquired True North. Since October 2001, two IPG designees serve on the Company’s Board of Directors.

Warrant—In August 1999, the Company entered into an agreement to provide $12.0 million of services to General Electric Company (“GE”) through September 30, 2000. In conjunction with GE’s commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation a warrant to purchase 190,000 shares of the Company’s common stock at $12.16 per share, which is the average of the high and low trading prices during the five trading days prior to the grant date. The warrant vested immediately and expires in August 2004. The fair value of this warrant, as determined by independent appraisal, was $0.6 million, which was reflected as a reduction of revenues ratably as services were provided. Revenues were reduced by $0.2 million and $0.2 million during the years ended December 31, 2000 and 1999, respectively. Since GE did not fulfill its commitment prior to September 30, 2000, the unamortized balance of $0.2 million was written off in the third quarter of 2000 and is included in “Selling, general and administrative” in the accompanying consolidated statement of operations.

Preferred Stock—Preferred stock may be issued, from time to time, pursuant to a resolution by the Company’s Board of Directors that will set forth the voting powers and other pertinent rights of each series.

NOTE 10.     Stock Purchase Plan

In February 1999, the Company’s Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) under which a total of 1,900,000 shares of its common stock have been reserved for issuance. The Purchase Plan, which is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code, provides for consecutive, overlapping 24-month offering periods. Each offering period contains four six-month purchase periods. Each participant will be granted an option to purchase the Company’s common stock on the first day of each of the six-month purchase periods and such option will be automatically exercised on the last day of each such purchase period. The purchase price of each share of common stock under the Purchase Plan will be equal to 85% of the lesser of the fair market value per share of common stock on the starting date of that offering period or on the date of the purchase. Offering periods begin on the first trading day on or after February 15 and August 15 of every year and terminate twenty-four months later.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employees are eligible to participate in the Purchase Plan if they are employed by the Company, or a subsidiary of the Company designated by the Board of Directors, for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, subject to certain limitations. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically upon termination of employment with the Company. The purchase plan will terminate in 2009 unless sooner terminated by the Company’s Board of Directors.

NOTE 11.    Stock-Based Compensation

The Company has established various stock-based compensation plans for its officers, directors, employees and consultants as described below.

Management Incentive Plan—In 2001, the Company adopted the Management Incentive Plan (the “MIP”) pursuant to which the Company’s senior management may be compensated. The compensation committee administers the MIP. Pursuant to the MIP, the compensation committee in the first 90 days of a performance period will establish the identity of participants in the MIP for that period, goals for these participants and the percentage of these participants’ salary to be based on these goals. The MIP provides for the award of compensation in common stock, of which 800,000 shares were made available, and cash of up to $2.5 million per participant per year. The allocation of an award between stock and cash is at the discretion of the compensation committee. The compensation committee will determine the amount of award a participant has earned within 90 days of the end of the performance period. As of December 31, 2002, no common stock or cash was issued under the MIP.

2000 Incentive Plan—During 2000, the Company adopted a stock incentive plan pursuant to which a total of 400,000 shares of the Company’s common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company’s employees (excluding executive officers), directors and consultants. The plan is administered by the compensation committee. The compensation committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices including but not limited to, exercise prices at below fair market value as of the date of grant, and other terms of grants of equity awards under the plan. As of December 31, 2002, stock options to purchase 125,732 shares of the Company’s common stock were outstanding under this plan.

2000 Restricted Stock Plan—In December 2000, the Modem Media 2000 Restricted Stock Plan became effective. This restricted stock plan was an equity-based compensation plan designed to reward certain employees of the Company for their efforts in enhancing the value of CentrPort. The Company reserved 528,931 shares of common stock that it owns in CentrPort for this restricted stock plan representing 10% of the Company’s common stock ownership in CentrPort. Under this restricted stock plan, the Company may grant common stock of CentrPort to its employees which will vest at the end of either a lock-up period after the initial public offering of CentrPort’s stock or upon a liquidity event (any event in which the Company disposes of any of its stake in CentrPort in exchange for cash or property other than unregistered or restricted stock). An employee could not resell the stock until it vests and, until an initial public offering of CentrPort, the Company retains the right to vote any stock granted to its employees. If the employee is terminated for any reason, all unvested stock will be forfeited and reacquired by the Company at no cost. The Company’s compensation committee administers this restricted stock plan. As of December 31, 2002, the Company had not granted any stock under this plan. As of March 3, 2003, the board of directors terminated this restricted stock plan.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Stock Incentive Plan—During 1999, the Company adopted a stock incentive plan pursuant to which a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company’s employees, officers, directors and consultants. The plan is administered by the compensation committee. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices and other terms of grants of equity awards under the plan. As of December 31, 2002, stock options to purchase 2,256,712 shares of the Company’s common stock were outstanding under this plan.

1997 Stock Option Plan—During 1997, the Company established a stock option plan (“1997 Plan”) pursuant to which a total of 6,080,000 shares of the Company’s common stock have been reserved for issuance. Pursuant to the 1997 Plan, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. The Board of Directors, or a committee to whom the Board of Directors has delegated authority, selects the individuals to whom options and stock purchase rights are granted, interprets and adopts rules for the operation of the stock option plan and specifies the vesting, exercise price and other terms of options and stock purchase rights. The maximum term of an incentive stock option granted under the 1997 Plan is generally limited to ten years. The exercise price of incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Company’s common stock on the date of grant, as defined. As of December 31, 2002, stock options to purchase 3,382,049 shares of the Company’s common stock were outstanding under this plan.

In connection with the transfer to True North of the non-strategic digital interactive marketing operations by the Company, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company’s common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company’s common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations under the 1997 Plan. As of December 31, 2002, options to purchase up to 184,226 shares of common stock to be satisfied by True North, through IPG, remained outstanding. Upon the exercise of such options, the exercise price will be paid to IPG and IPG will surrender an equivalent number of shares of common stock to the Company.

Modem Media Advertising Limited Partnership 1996 Option Plan—The Modem Partnership established an option plan pursuant to which units (“Units”) representing assignments of beneficial ownership of the Modem Partnership were reserved for issuance. The Modem Partnership ceased to have its own separate existence prior to the Company’s initial public offering in February 1999 and the Company assumed the terms and the conditions of this option plan. Pursuant to the terms of the option plan, Units acquired under the option plan were converted into shares of the Company’s common stock and options to acquire Units were converted into options to acquire shares of the Company’s common stock. Options to purchase 690,492 shares of common stock, which vested immediately and expire on September 30, 2006, were issued under this plan at an exercise price of $0.32 per share, of which 90,630 were outstanding as of December 31, 2002. All available options have been granted under this option plan.

Vivid Plan—As a result of our acquisition of Vivid in 2000, the Company assumed the outstanding options of Vivid that were granted pursuant to the Vivid Holdings, Inc. 1999 Stock Incentive Plan (the “Vivid Plan”). As a result, shares of the Company’s common stock are issued upon exercise of options granted under the Vivid Plan. The Vivid Plan authorized grants of stock options and common stock. As of December 31, 2002, options to purchase an aggregate of 1,218,396 shares of common stock had been granted under the Vivid Plan, of which 42,911 options were outstanding. Since the acquisition there have been no grants pursuant to the Vivid Plan and there will be no further grants under this plan.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the activity under the Company’s stock option plans for each annual period presented:

	Year Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	6,228,652	$4.79	6,938,952	$11.52	5,646,974	$9.14
Granted	1,700,881	3.02	3,697,101	3.78	3,734,929	19.92
Assumed in the acquisition of Vivid	—	—	—	—	1,218,396	2.32
Exercised	82,259	3.57	346,752	1.10	1,104,665	2.26
Forfeited	910,107	4.17	2,317,332	16.25	2,432,613	21.98
Expired	854,907	6.48	1,743,317	14.93	124,069	10.10

Outstanding at the end of the year	6,082,260	4.17	6,228,652	4.79	6,938,952	11.52

Exercisable at the end of the year	4,086,013	4.56	3,698,544	5.01	3,043,626	9.08

Weighted-average fair value of options granted		2.60		3.44		16.33
Weighted-average fair value of options assumed in the acquisition of Vivid		—		—		35.90

The following table summarizes information regarding the Company’s stock options outstanding and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.32	90,630	3.8 years	$0.32	90,630	$0.32
$0.75	144,148	9.2 years	0.75	—	—
$1.50—$2.00	267,361	9.3 years	1.92	42,911	1.50
$2.49—$3.56	1,631,786	8.4 years	3.32	693,606	3.52
$3.75—$5.53	3,361,409	6.8 years	4.52	2,708,230	4.56
$5.79—$6.50	505,328	4.9 years	5.90	479,325	5.87
$11.50—$15.50	78,298	6.8 years	12.73	69,112	12.43
$17.94	800	7.4 years	17.94	532	17.94
$45.88	2,500	7.1 years	45.88	1,667	45.88

$0.32—$45.88	6,082,260	7.2 years	4.17	4,086,013	4.56

Compensation Charges—During the year ended December 31, 2001, the Company recognized compensation expense related to stock-based compensation of $0.5 million, which is comprised of $0.4 million of below-market stock options granted in February 2002, to certain management employees as part of the 2001 bonus program and $0.1 million in stock options issued to a consultant.

During the year ended December 31, 2000, the Company recognized compensation expense related to stock-based compensation of $0.4 million, which is comprised of $0.1 million in stock options issued to a consultant, $0.2 million related to modifications of existing, fully-vested stock options and $0.1 million related to fully-

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vested stock options issued below fair market value on the date of grant. Compensation expense for such items is included in “Selling general and administrative” in the accompanying consolidated statement of operations. Compensation expense related to stock options issued to the aforementioned consultant was being recognized over such consultant’s service period, which ended in February 2001.

NOTE 12.    Related Party Transactions

CentrPort Transactions—In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and entered into the CentrPort Commitment (see Notes 3 and 14). The Company paid CentrPort $1.7 million, $2.4 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, for services performed. In 2000, certain of the Company’s executive officers and employees were granted 810,000 options, in the aggregate, to purchase shares of CentrPort pursuant to the CentrPort Stock Incentive Plan. As of December 31, 2002, 525,000 of such options were outstanding to the Company’s executive offices and employees. Pursuant to the CentrPort Transactions, the Company designated G.M. O’Connell, its Chairman of the Board, to be a member of CentrPort’s Board of Directors.

IPG Relationship—In June 2001, IPG completed its acquisition of True North. On September 1, 1998, the Company entered into a sublease with Bozell, Jacob, Kenyon and Eckhardt, Inc. (“Bozell”), a subsidiary of IPG, pursuant to which the Company leases office space in New York City. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell’s underlying lease. Rental payments made to Bozell by the Company under the terms of the lease agreement for the years ended December 31, 2002, 2001 and 2000 were $0.7 million, $0.9 million and $0.7 million, respectively.

Lease Guarantees—IPG, through True North, is guarantor for the Company’s obligations under its lease which expires in January 2009, subject to renewal, for office space at its Norwalk, Connecticut office. As of December 31, 2002, the aggregate remaining base rent and operating expenses due under this lease was $18.5 million, subject to adjustment in accordance with the terms of the lease. IPG, through True North, is also guarantor for the Company’s obligations under one capital lease for various furniture which expires November 2003. As of December 31, 2002, the aggregate remaining balance under this furniture lease was $0.1 million. Pursuant to the Company’s agreement with IPG, the Company is responsible for certain of IPG’s expenses related to the cost of this guarantee. This cost is calculated monthly at 0.5% of the remaining balance of each lease. For the year ended December 31, 2002, the Company’s expense related to this guarantee was $0.1 million.

NOTE 13.     Employee Benefit Plans

The Company maintains a profit-sharing plan with a 401(k) feature for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching and/or profit-sharing contributions to the plan at its discretion. In addition, certain employees of the Company have participated in other similar defined contribution plans. Such employees subsequently became participants of the aforementioned profit-sharing plan. The Company also maintains various benefit plans for its international employees. The Company may make discretionary contribution to these plans. The aggregate cost of contributions made by the Company to all employee benefit plans was $0.6 million, $0.8 million and $0.6 million during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 14.    Commitments and Contingencies

Lease Obligations—The Company leases its office facilities and certain equipment under both operating and capital leases, which have expirations that extend through 2010. Additionally, the Company is party to subleases

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of its New York City office space and the 12th floor of its San Francisco office space. Such sub-leases are coterminous with the Company’s leases and have an expiration date of September 2004 and March 2010, respectively. Future minimum lease payments under noncancellable leases with lease terms in excess of one year as of December 31, 2002 and related sub-lease income for the remaining lease terms are as follows:

	December 31, 2002
	Future Minimum Lease Payments		Sub-Lease Income
	Capital	Operating
	(in thousands)
2003	$402	$6,881	$1,107
2004	223	6,663	969
2005	143	6,383	241
2006	74	6,408	254
Thereafter	155	16,846	865

	997	$43,181	$3,436

Less amount representing interest	(144)

	$853

In connection with certain leases of office space, the Company has $2.6 million invested in highly liquid, short-term investments as of both December 31, 2002 and 2001, respectively, against which the landlords of such space would be able to make claims in the event of default by the Company of its lease obligations. Such amounts are included in “Other assets” in the accompanying consolidated balance sheets. The Company is not aware of any existing defaults of its obligations under these leases.

Rent expense, including rent expense resulting from leases with related parties (see Note 12), was $4.3 million, $5.5 million and $6.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company is guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2002, the aggregate remaining base rent and operating expenses due under this lease was $6.3 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company’s release from its guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate action to be reimbursed for this liability. As of December 31, 2002, no provision has been recorded for this potential liability.

Employment Agreements—During January 2001, the Company entered into a three-year employment agreement with its President and Chief Executive Officer for an initial base salary of $0.5 million. If the Company were to terminate the executive, the minimum payout under such agreement would be $0.5 million and the executive would be entitled to a portion of his merit bonus earned in the year of termination calculated at the Company’s performance levels as of the date of the executive’s termination and projected through the end of the year in which the executive’s termination occurs.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Bonuses—“Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets include accrued bonuses of $2.2 million and $2.9 million as of December 31, 2002 and 2001, respectively.

Litigation—Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. We and the officers are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

In October 2002, the actions against the individual defendants were dismissed without prejudice. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us on February 19, 2003. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

In August 2001, the Company’s subsidiary, Modem Media Canada, Inc. (“Modem Media Canada”), brought suit against Citi Core Properties, Ltd. (“Landlord”) in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the “Space”). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued the Company, Modem Media Canada and certain of the Company’s officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. After the Landlord counter-sued the Company, the Landlord went into receivership. The Space was repossessed by a mortgage holder and is being sold to an unrelated third party. The Company believes that it has meritorious defenses to the counter-claims and intends to defend this action vigorously. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company becomes involved in various routine legal proceedings in the ordinary course of our business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its business, financial condition and results of operations.

NOTE 15.    Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
		(Restated) (in thousands)	(Restated)
Domestic	$(1,907)	$(11,112)	$(63,121)
Foreign	(3,817)	957	(7,327)

Total loss before income taxes	$(5,724)	$(10,155)	$(70,448)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current provision (benefit):
Federal	$—	$16	$3,105
Foreign	4	73	15
State	—	(31)	1,419

	4	58	4,539

Deferred benefit:
Federal	(596)	(6,033)	(1,809)
Foreign	—	—	—
State	(247)	(489)	(550)

	(843)	(6,522)	(2,359)

Total provision (benefit) for income taxes	$(839)	$(6,464)	$2,180

Differences between the Company’s effective income tax rate and the U.S. statutory rate were as follows:

	Year Ended December 31,
	2002	2001	2000
Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.8	3.4	(0.8)
Goodwill amortization and impairment	—	(9.0)	(33.7)
Impact of foreign operations	(4.0)	0.9	(0.1)
Incremental U.S. benefit of foreign office closings	—	48.9
Other	0.3	—	—

	34.1	79.2	0.4
Valuation allowance	(19.4)	(15.5)	(3.5)

Effective rate	14.7%	63.7%	(3.1)%

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred income tax assets and liabilities included in the consolidated financial statements as of the balance sheet dates consist of the following:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$13,244	$11,435
Excess facility reserves	6,556	4,856
Investment in CentrPort	793	793
Other assets, accruals and reserves	1,745	1,608

	22,338	18,692
Valuation allowance	(1,341)	(2,721)

	20,997	15,971
Deferred tax liabilities:
Excess facility reserves	526	1,823

Net deferred tax assets	$20,471	$14,148

At December 31, 2002, the Company had a net operating loss carryforward of $32.4 million, which may be used to offset future taxable income, if any. The Company’s net operating loss carryforward results from $18.2 million of unused tax benefits from the exercise of stock options and $14.2 million of operating losses. Certain of the Company’s net operating losses may be carried forward for periods ranging from five to twenty years and others may be carried forward indefinitely. A valuation allowance of $1.3 million has been established for a portion of the total deferred tax assets related to net operating losses of certain of the Company’s international subsidiaries. The Company has concluded that, as a result of IPG’s acquisition of True North (see Note 12), it has undergone an ownership change as defined in Section 382 of the Internal Revenue Code and estimates that its U.S. federal net operating loss carry forward generated prior to the ownership change is subject to an annual limitation of approximately $4.5 million.

NOTE 16.    Geographic Information

Information about the Company’s operations in different geographic regions as of and for the years ended December 31, 2002, 2001 and 2000 is as follows:

	December 31,
	2002	2001	2000
	(in thousands)
Revenues:
United States	$56,909	$71,082	$111,441
United Kingdom	11,238	22,931	13,471
Other	1,981	3,083	4,576

	$70,128	$97,096	$129,488

Long-lived assets: (1)
United States	$50,746	$55,806
United Kingdom	994	1,999
Other	103	4,749

	$51,843	$62,554

(1)	Consists of property and equipment (net) and goodwill (net).

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Supplemental Cash Flow Information

Information about the Company’s cash flow activities related to acquisitions during the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Fair value of assets acquired, net of cash acquired	$—	$—	$66,824
Liabilities assumed	—	—	(2,262)
Common stock issued	—	—	(14,400)
Stock-based compensation obligations assumed	—	—	(39,000)

Acquisitions, net of cash acquired	$—	$—	$11,162

Information about the Company’s other cash flow activities during the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$247	$322	$264
Cash paid (refunded) for income taxes, net	82	(1,538)	88
Supplemental disclosures of non-cash investing and financing activities:
Capital lease and other obligations incurred for the purchase of property and equipment	279	104	2,687
Note payable issued in connection with the Company’s purchase of an additional interest in CentrPort (see Note 8)	—	—	1,841
Common stock issued in connection with the Company’s purchase of an additional interest in CentrPort (see Note 3)	—	—	1,863
Charge for excess value paid to acquire subsidiary common stock (see Note 3)	—	—	1,435
Unrealized (gain) loss on available-for-sale securities, net of taxes	—	(164)	164

NOTE 18.    Bad Debt Reserve

The bad debt reserve and related activity is as follows:

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, Net of Recoveries	Other	Balance at End of Year
	(in thousands)
Year ended December 31, 2002	$528	$(157)	$(59)	$(31)	$281

Year ended December 31, 2001	$1,389	$(714)	$(114)	$(33)	$528

Year ended December 31, 2000	$1,151	$446	$(186)	$(22)	$1,389

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Restated)
	(in thousands, except per share data)
2002
Revenues	$18,808	$18,534	$17,811	$14,975
Gross profit	8,877	9,342	8,736	7,182
Operating income (loss)	1,275	(5,838)	2,887	(6,824)
Income (loss) from continuing operations before income taxes	3,659	(5,777)	3,253	(6,859)
Income (loss) before cumulative effect of accounting change	1,616	(2,225)	1,746	(5,226)
Net income (loss)	(1,775)	(2,225)	1,746	(5,226)

Basic and diluted per share data:
Income (loss) before cumulative effect of accounting change	0.06	(0.09)	0.07	(0.20)
Net income (loss)	(0.07)	(0.09)	0.07	(0.20)

				(Restated)
2001
Revenues	$31,177	$24,831	$21,508	$19,580
Gross profit	13,515	11,098	8,922	9,348
Operating income (loss)	(2,074)	(6,082)	(2,993)	1,235
Loss from continuing operations before income taxes	(1,600)	(5,772)	(2,742)	(41)
Net income (loss)	128	(5,530)	(1,941)	474

Basic and diluted net income (loss) per share	0.01	(0.21)	(0.08)	0.02

The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

In the first quarter of 2002, the Company reduced staff, primarily in Europe, to better align capacity with the demand from its clients. As a result of these actions, the Company recorded a restructuring charge of $0.6 million for the three months ended March 31, 2002.

In the second quarter of 2002, the Company announced its decision to close its offices in Toronto, Munich and Hong Kong. Operations in these offices ceased in the third quarter of 2002 and as a result, in accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented in the consolidated statements of operations for all reporting periods as discontinued operations. The Company noted certain errors within accrued liabilities associated with the Company’s continuing operations that were generated in prior periods; therefore, the Company has restated its historical results to adjust for these items. The restatement of selling, general and administrative expenses decreased the total amount of the first quarter 2002 net loss by $0.1 million and increased the fourth quarter 2001 net loss by $0.1 million. Net loss per share was not impacted (see Note 2).

In the second quarter of 2002, the Company initiated a series of global restructuring actions to align capacity with revenue. These actions, which were completed in the third quarter of 2002, include a reduction in office space in Norwalk, Connecticut and London and staff reductions in most of the Company’s other offices including the Company’s headquarters. As a result of these actions, restructuring charges of $7.3 million were recorded for the second quarter.

In the third quarter of 2002, net income included $0.9 million of a pre-tax benefit from the favorable settlement of previously accrued liabilities.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, due to a significant and rapid deterioration in the commercial real estate market in San Francisco, Norwalk and London, the Company adjusted facility-related accruals previously established and recorded a restructuring charge of $7.6 million for excess facilities. Such increase represents an adjustment to the Company’s original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers’ fees.

In the first quarter of 2001, the Company implemented a series of restructuring actions across the entire organization that resulted in a decrease of approximately 10% of the Company’s employees. These actions included a reduction in corporate staff, the decision to close the Company’s office in Tokyo, Japan, which ceased operations during the second quarter of 2001 and the realignment of capacity across multiple offices. As a result of these actions, the Company recorded a pre-tax restructuring charge of $2.4 million during the three months ended March 31, 2001. In addition, the Company recorded an other than temporary, non-cash, pre-tax impairment charge of $0.4 million related to a permanent decline in the value of certain marketable securities.

In the second quarter of 2001, due to the significant and rapid deterioration in the San Francisco commercial real estate market, the Company increased its accrual for excess office space by $5.7 million. Such increase represents an adjustment to the Company’s original estimate of the present value of future rent payments in excess of anticipated sublease income, expected subtenant allowances and estimated brokers’ fees. The Company also canceled its plan to move its Toronto operations to new office space due to the landlord’s breach of the lease agreement. As a result, the Company recorded a charge of $1.1 million to write off certain leasehold improvements and other assets that no longer have future value to the Company. In addition, the Company continued to realign capacity across multiple offices and reduce headcount, which resulted in a charge of $1.0 million.

In the third quarter of 2001, the Company made the decision to consolidate its office in New York City with its office in Norwalk, Connecticut. In conjunction with such decision, the Company recorded a charge of $2.5 million. In addition, due to adverse market conditions and lower revenues in the Company’s Paris, France office, the Company’s estimates of such office’s future performance and cash flows declined substantially. Based on these revised estimates, the Company concluded that the goodwill associated with such office was not recoverable. As such, the Company recorded an impairment charge of $0.3 million during the three months ended September 30, 2001 to write off the unamortized balance of such goodwill. Also, the Company commenced a series of reorganization actions which reduced the Company’s total staff by 26 employees, or approximately 5.0%. As a result, the Company recorded a pre-tax charge of $0.7 million during the three months ended September 30, 2001. Partially offsetting these charges was a reversal of a $0.6 million accrual related to the closing of the Tokyo, Japan office, which ceased operations in the second quarter.

During the fourth quarter of 2001, the Company announced that it would restructure its Paris, France operations, which ceased operations in the second quarter of 2002. As a result, the Company recorded a charge of $1.2 million in the three-month period ending December 31, 2001. In addition, the Company continued to realign capacity across multiple offices and reduced headcount further, which resulted in a charge of $1.4 million. Primarily offsetting these items was a reversal to the accrual for the New York City office closure for $1.3 million since the Company was able to sub-let the office space earlier than anticipated.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 28, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent public accountants and appointed PricewaterhouseCoopers LLP (“PwC”) as its new independent public accountants for the year ending December 31, 2002. The reports of Arthur Andersen on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Arthur Andersen was recommended and approved by the board of directors of the Company and its audit committee.

During the years ended December 31, 2001 and 2000 and through May 28, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen’s satisfaction would have caused them to make reference thereto in their report on the Company’s consolidated financial statements for such years, and there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company provided Arthur Andersen with a copy of the foregoing disclosure. The Company requested that Arthur Andersen furnish a letter addressed to the SEC stating whether or not it agrees with the foregoing disclosure. Attached at Exhibit 16 of this report is a copy of Arthur Andersen’s letter, dated May 30, 2002, stating its agreement with the foregoing disclosure.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information with respect to our executive officers as of March 14, 2003:

Name	Age	Position(s)
G. M. O’Connell	41	Chairman of the Board
Marc C. Particelli	58	President and Chief Executive Officer and Director
Frank J. Connolly, Jr.	44	Chief Financial Officer
David Lynch	41	Managing Director, North America East
Dan Springer	39	Managing Director, San Francisco Office
Peter W. Moritz	41	Managing Director, Global Business Development
Sloane Levy	38	Senior Vice President, General Counsel, Human Resources and Corporate Secretary

G.M. O’Connell is currently Chairman of the Board and has been an employee since 1987. Mr. O’Connell also served as our Chief Executive Officer from November 1998 to January 2001. From October 1996 to November 1998, Mr. O’Connell was our President and Chief Operating Officer. From 1987 to October 1996, Mr. O’Connell was a Managing Partner of the Modem Partnership, which he co-founded in 1987. Mr. O’Connell is a director of the Direct Marketing Association. Mr. O’Connell has been a Director of ours since October 1996.

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

Frank J. Connolly, Jr. is currently our Chief Financial Officer, a position he has held since January 2001. From 1999 to 2001, Mr. Connolly was the Chief Financial Officer of E-Sync Networks, Inc., a provider of e-business infrastructure products and services. From 1996 to 1999, Mr. Connolly served as a Managing Director of DigaComm, LLC, a private equity firm. Prior to 1996, Mr. Connolly was the Senior Vice President, Finance and Chief Financial Officer of DM Holdings, Inc., a consumer marketing information company. From 1991 to 1995, Mr. Connolly served as Vice President, Finance of Donnelley Marketing, Inc., a marketing and promotional services company. Prior to 1991, Mr. Connolly held various corporate financial positions with The Dun & Bradstreet Corporation and was a consultant with Accenture.

David P. Lynch is currently our Managing Director, North America East, a position he has held since October 2001. From 1998 to October 2001, Mr. Lynch served as the Vice President, Managing Director of our Norwalk office. From 1996 to 1998, Mr. Lynch was our Vice President, Director of Account Management. Mr. Lynch was an Account Director with us from 1995 to 1996. Prior to 1995, Mr. Lynch held various positions with The Dun & Bradstreet Corporation, the Pepsi-Cola Company and the Danone Group. Mr. Lynch is an advisory member of the board of directors of KAON Interactive.

Dan Springer is currently our Managing Director, San Francisco Office, a position he has held since April 2002. From 2000 to 2001, Mr. Springer was Chief Executive Officer of Telleo, a provider of geographically-targeted online marketing services. From 1997 to 2000 Mr. Springer served as Chief Marketing Officer for NextCard, a leading issuer of consumer credit on the Internet. Prior to 1997, Mr. Springer held various positions at McKinsey & Co. Mr. Springer is a member of the board of directors of Randall Museum and Indicator Technologies, Inc.

Peter W. Moritz is currently our Managing Director, Global Business Development, a position he has held since October 2001. From June 2001 to October 2001, he served as our Managing Director, New Business Development. From June 2000 to June 2001, he was our Vice President and Managing Director of our San Francisco, CA office. From July 1999 to June 2000, Mr. Moritz was our Vice President, Business Development. Between September 1998 and July 1999, Mr. Moritz served as Senior Director, Business Development. From 1995 to 1998, Mr. Moritz held senior sales and marketing positions with Interzine Productions, an Internet startup, which he co-founded and was later acquired by Times Mirror Group. From 1985 to 1995, Mr. Moritz held various positions with American Express.

Sloane Levy is currently our Senior Vice President, General Counsel, Human Resources and Corporate Secretary, a position she has held since April 2001. From May 1999 to April 2001, Ms. Levy was Vice President, General Counsel and Corporate Secretary. From April 1998 to May 1999, Ms. Levy was Director, Investor Relations of Witco Corporation, a specialty chemical corporation, which merged with Crompton Corporation. From January 1996 through March 1998, she was Senior Attorney at Witco Corporation and from May 1994 through December 1995, she was Corporate Counsel for OSi Specialties, Inc., which was subsequently acquired by Witco Corporation. Prior to May 1994, Ms. Levy was associated with the law firms Arent Fox Kitner Plotkin & Kahn and Weil, Gotshal & Manges.

There are no family relationships among any of our directors or executive officers.

For information with respect to the identification of the directors and their business experience, reference is made to the information set forth under the caption “Board of Directors” on pages 4 and 5 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2003.

Compliance with Section 16(a) of the Exchange Act

For information with respect to the Company’s officers’ and directors’ compliance with Section 16(a) of the Exchange Act, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” on page 10 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2003.

Code of Conduct and Ethics

On March 21, 2003, the Company adopted a Code of Conduct and Ethics that applies to all of its directors, officers and employees, a copy of which Code is filed as Exhibit 14 to this report. Any amendments to or waivers for any officer or director to the Company’s Code of Conduct and Ethics will be posted on the Company’s web site, www.modemmedia.com, as soon as practical after such an amendment or grant of waiver, if any.

ITEM 11.     EXECUTIVE COMPENSATION

For information with respect to executive compensation, reference is made to the information set forth under the captions “Director Compensation” and “Executive Compensation” on pages 6 and 12, respectively, of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2003.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information with respect to certain beneficial ownership of our voting securities, reference is made to the information set forth under the caption “Stock Ownership” on pages 8 through 10 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2003 and to the information set forth under the caption “Equity Compensation Plan Information” in Item 5—“Market for Registrant’s Common Equity and Related Stockholder Matters” in Part II of this report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, reference is made to the information set forth under the captions “Certain Relationships and Related Transactions” on page7 of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than March 31, 2003.

ITEM 14.     CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements are filed as part of this Annual Report on Form 10-K under  “Item 8.—Financial Statements and Supplementary Data” in Part II of this report.

1.  Financial Statements

Modem Media, Inc. and Subsidiaries

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

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

3.  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 5, 2000 (1)

3.2	Amended and Restated Bylaws of the Company, effective as of June 5, 2000 (1)

4.1	Form of the Company’s common stock certificate for stockholders as of June 28, 2001 (17)

4.2	Stockholders Agreement dated as of May 4, 1999 by and among the Company, True North Communications, Inc., Gerald M. O’Connell and Robert C. Allen, II (3)

4.3	Registration Rights Agreement dated August 1, 1999 by and between certain Class A Common Stock Holders, Class B Common Stock Holders and the Company (4)

4.4	Warrant Agreement effective August 9, 1999 by and between Modem Media. Poppe Tyson, Inc. and General Electric Capital Corporation (4)

4.4(a)	Written Assignment of Warrant Agreement from General Electric Capital Corporation to the Convertible Fund, LP dated March 28, 2002 (18)

4.4(b)	Written Assignment of Warrant Agreement from the Convertible Fund, LP to Highbridge International LLC dated April 26, 2002 (18)

4.5	Form of Warrant Exercise Agreement dated as of December 17, 1999 among the Company, Vivid Holdings, Inc. and certain holders of warrants to purchase shares of common stock of Vivid Holdings, Inc. (5)

4.6	Form of Note Exchange Agreement dated as of December 17, 1999 among the Company, Vivid Holdings, Inc. and certain holders of promissory notes issued by Vivid Holdings, Inc (5)

Exhibit No.	Description

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

4.9	Rights Agreement dated June 18, 2001 between the Company and EquiServe Trust Company, NA (15)

10.1(a)	1997 Stock Option Plan, as amended (2)

10.1(b)	1999 Employee Stock Purchase Plan (2)

10.1(c)	Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment (3)

10.1(d)	1999 Stock Incentive Plan (8)

10.1(e)	Vivid Holdings, Inc. 1999 Stock Incentive Plan (9)

10.1(f)	Modem Media 2000 Stock Incentive Plan (10)

10.1(g)	Modem Media 2000 Restricted Stock Plan (13)

10.1(h)	Modem Media, Inc. Management Incentive Plan (14)

10.2(a)	Amended and Restated Employment Agreement between the Company and Gerald M. O’Connell, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (2)

10.2(b)	Amended and Restated Employment Agreement between the Company and Robert C. Allen, II, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (2)

10.2(c)	Letter Agreement dated January 31, 2000 between the Company and Gerald M. O’Connell (5)

10.2(d)	Letter Agreement dated January 31, 2000 between the Company and Robert C. Allen, II (5)

10.2(e)	Letter Agreement dated April 19, 1999 between the Company and Sloane Levy (5)

10.2(f)	Letter Agreement dated January 31, 2000 between the Company and Sloane Levy (5)

10.2(g)	Employment Agreement dated January 4, 2001 between the Company and Frank J. Connolly, Jr. (13)

10.2(h)	Employment Agreement dated January 15, 2001 between the Company and Marc C. Particelli (13)

10.2(i)	Employment Agreement dated February 14, 1996 between the Company and David P. Lynch (16)

10.2(j)	Letter Agreement dated January 31, 2000 between the Company and David P. Lynch (16)

10.2(k)	Letter Agreement dated June 1, 2000 between the Company and Peter Moritz (16)

10.2(l)	Letter Agreement dated May 14, 2001 between the Company and Peter Moritz (16)

10.2(m)	Letter Agreement dated April 19, 2002 between the Company and Dan Springer

10.3(a)	Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Gerald M. O’Connell (2)

10.3(b)	Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Robert C. Allen, II (2)

10.3(c)	Covenant Not to Compete or Solicit Business dated January 15, 2001 between the Company and Marc C. Particelli (13)

10.4	Douglas C. Ahlers Resignation Letter dated April 30, 1999 (4)

10.5	Form of Indemnification Agreement (2)

10.6	Sublease Agreement dated August 1, 1998 between the Company and Bozell, Jacobs, Kenyon & Eckhardt, Inc. (2)

Exhibit No.	Description

10.7	Form of Affiliate Agreement by and between the Company and Modem Media. Poppe Tyson do Brasil Ltda. (2)

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

10.12

Form of Agreement and Plan of Merger dated February 2, 1999 among True North Communications Inc., PT Controlled, Inc., the Company and each of Douglas C. Ahlers, Robert C. Allen, II, Gerald M. O’Connell and Kraft Enterprises, Ltd. (2)

10.13†	Share Transfer Agreement dated October 4, 1999 of Mex MULTIMEDIA EXPERTS GmbH by Modem Media Germany Holding Company GmbH, a wholly-owned subsidiary of the Company (4)

10.14††	Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the Investors named therein (12)

10.14(a)	Amendment No.1 to Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the Investors named therein, effective as of December 31, 2001 (17)

10.15	Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company (13)

10.15(a)	Amendment to Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company, effective as of December 31, 2001 (17)

10.15(b)	Amended and Restated Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company, effective as of March 23, 2003

14	Code of Conduct and Ethics

16	Arthur Andersen, LLP letter to Securities and Exchange Commission dated May 30, 2002 (19)

21.1	List of significant subsidiaries

23	Consent of PricewaterhouseCoopers LLP dated March 28, 2003

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-68057)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2000 for the period ended December 31, 1999
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 15, 2000, amending the Form 8-K filed on February 25, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on the Form 10-Q for the period ended March 31, 2000
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-96483)
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-30096)
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8. (File No. 333-46204)

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 5, 2001, amending the Form 8-K filed on December 22, 2000
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2001 for the period ended December 31, 2000
(14)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2001
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2001
(16)	Incorporated by reference to the Company’s Quarterly Report Form on 10-Q for the period ended June 30, 2001
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002
(19)	Incorporated by reference to the Company’s Current Report on Form on 8-K filed on May 30, 2002

†	The Company was granted confidential treatment by the Securities and Exchange Commission for portions of this document.
††	The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this document.

(b)  Reports on Form 8-K

The Company filed a Form 8-K, dated November 1, 2002, reporting in Item 5 the Board of Directors approval of the repurchase of up to $5.0 million of the Company’s common stock. In this same Form 8-K, reporting in Item 7 and Item 9, the Company furnished pursuant to Regulation FD its results of operations for the quarter ended September 30, 2002.

The Company filed a Form 8-K, dated November 5, 2002, reporting in Item 5 that Mr. Robert Allen, a member of the Board of Directors and a part time employee of the Company, established a sales plan under Rule 10b5-1(c)(3).

The Company filed a Form 8-K, dated January 28, 2003, reporting in Item 7, that it attached a press release as an Exhibit 99.1 pursuant to Regulation FD, announcing the Company’s expected revenue from continued operations in the fourth quarter 2002 and full year revenue for 2002. In addition, in the same Form 8-K, reporting in Item 9, the Company furnished pursuant to Regulation FD that the Company expected to record a restructuring charge in the fourth quarter 2002 related to excess office space in Norwalk, San Francisco and London.

The Company filed a Form 8-K, dated March 5, 2003, reporting in Item 7 and Item 9, that it issued a press release reporting its results of operations for the fourth quarter and fiscal year-ended December 31, 2002.

The Company filed a Form 8-K/A, dated March 6, 2003, reporting in Item 5 and Item 7, that it issued a replacement correcting its March 4, 2003 press release that was attached as an exhibit to Form 8-K dated March 5, 2003.

The Company filed a Form 8-K, dated March 10, 2003, reporting in Item 5 that Mr. G.M O’Connell, the Chairman of the Board of Directors, amended and extended his sales plan under Rule 10b5-1(c)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 31st day of March, 2003.

MODEM MEDIA, INC.

By:    /S/    FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr.

Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ GERALD M. O’CONNELL Gerald M. O’Connell	Chairman of the Board of Directors	March 31, 2003

/S/ MARC C. PARTICELLI Marc C. Particelli	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/S/ FRANK J. CONNOLLY, JR. Frank J. Connolly, Jr.	Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/S/ BRIAN J. DICK Brian J. Dick	Controller (Principal Accounting Officer)	March 31, 2003

/S/ ROBERT C. ALLEN, II Robert C. Allen, II	Director	March 31, 2003

/S/ ROBERT H. BEEBY Robert H. Beeby	Director	March 31, 2003

/S/ RICHARD M. HOCHHAUSER Richard M. Hochhauser	Director	March 31, 2003

Signature	Title	Date

/S/ BRUCE S. NELSON Bruce S. Nelson	Director	March 31, 2003

/S/ DON PEPPERS Don Peppers	Director	March 31, 2003

/S/ LARRY WEBER Larry Weber	Director	March 31, 2003

/S/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	March 31, 2003

SECTION 302 CERTIFICATION

I, Marc C. Particelli, certify that:

1.     I have reviewed this annual report on Form 10-K of Modem Media, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.     The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of issuer’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.     The issuer’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/S/    MARC C. PARTICELLI

Marc C. Particelli

President and

Chief Executive Officer

SECTION 302 CERTIFICATION

I, Frank J. Connolly, certify that:

1.     I have reviewed this report on Form 10-K of Modem Media, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.     The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of issuer’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.     The issuer’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/    Frank J. Connolly, Jr.

Frank J. Connolly, Jr.

Chief Financial Officer