Form 10-Q
period 2003-03-31
MODEM MEDIA INC
filed 2003-05-14
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

Commission File No. 0-21935

Modem Media, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1464807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 East Avenue

Norwalk, CT 06855

(203) 299-7000

(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

There were 25,950,322 shares of the Registrant’s Common Stock, $0.001 par value, issued and outstanding as of April 30, 2003.

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

•	our history of operating losses,

•	the scope and timing of new assignments and client initiatives,

•	the allocation of resources to new business development,

•	spending levels and budget constraints of our clients,

•	our dependence on a limited number of clients,

•	variability of our operating results,

•	our ability to accurately estimate costs in fixed-fee engagements,

•	our ability to attract and retain qualified professionals,

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor,

•	our ability to sub-lease our unoccupied office space,

•	the ability of our sub-tenants to continue to meet their obligations under our sub-lease agreements for our New York City and part of our San Francisco office space,

•	our need and ability to manage the level of our staff and capacity in the future,

•	the potential future impairment of our goodwill,

•	our dependence on key management staff,

•	exclusivity arrangements with clients that may limit our ability to provide services to others,

•	pricing pressure for our services,

•	our ability to integrate acquired companies, if any,

•	the timing and amount of our capital expenditures,

•	utilization and recoverability of our deferred tax assets,

•	the timing of collections from our clients,

•	our ability to manage future growth,

•	our ability to respond to rapid technological change,

•	our dependence on the future growth of the internet,

•	the long-term effects of the global recession,

•	changes in government regulation, including regulation of privacy issues and

•	the effect of terrorist activities and military actions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$44,881	$49,312
Accounts receivable, net of bad debt reserve of $224 and $281, respectively	11,404	11,947
Unbilled revenues	2,379	909
Deferred income taxes	5,298	2,667
Prepaid expenses and other current assets	1,128	2,058

Total current assets	65,090	66,893
Noncurrent assets:
Property and equipment, net	7,845	8,687
Goodwill, net	43,156	43,156
Deferred income taxes	14,792	17,804
Other assets	3,352	3,413

Total noncurrent assets	69,145	73,060

Total assets	$134,235	$139,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,177	$2,569
Pre-billed media	10,297	12,070
Deferred revenues	2,385	2,344
Accrued restructuring	2,967	2,636
Accrued expenses and other current liabilities	6,616	9,324

Total current liabilities	23,442	28,943
Noncurrent liabilities:
Accrued restructuring	15,655	16,619
Other liabilities	1,066	977
Stockholders' equity:
Common stock, $.001 par value—145,000,000 shares authorized, 26,214,844 and 26,188,475 issued, respectively	26	26
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	192,202	191,720
Deferred compensation	(373)	—
Accumulated deficit	(96,219)	(96,812)
Treasury stock, 261,322 and 219,422 shares of common stock, respectively, at cost	(1,345)	(1,251)
Accumulated other comprehensive loss	(219)	(269)

Total stockholders' equity	94,072	93,414

Total liabilities and stockholders' equity	$134,235	$139,953

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
		(Restated)
Revenues	$14,465	$18,808
Cost of revenues	7,748	9,931

Gross profit	6,717	8,877
Operating expenses:
Selling, general and administrative	4,848	5,726
Restructuring and other charges, net	—	591
Depreciation and amortization	931	1,285

Total operating expenses	5,779	7,602

Operating income	938	1,275
Gain on sale of CentrPort stock	—	2,317
Interest income	155	190
Other expense, net	(173)	(123)

Income from continuing operations before income taxes	920	3,659
Provision for income taxes	319	1,239

Income from continuing operations	601	2,420
Loss from discontinued operations	—	(804)

Income before cumulative effect of accounting change	601	1,616
Cumulative effect of accounting change	—	(3,391)

Net income (loss)	$601	$(1,775)

Basic and diluted per share data:
Income from continuing operations	$0.02	$0.09
Loss from discontinued operations	—	(0.03)

Income before cumulative effect of accounting change	0.02	0.06
Cumulative effect of accounting change	—	(0.13)

Net income (loss)	$0.02	$(0.07)

Weighted-average number of common shares outstanding:
Basic	25,967	25,859

Diluted	26,107	26,038

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net income	$601	$(1,775)
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of accounting change	—	3,391
Depreciation and amortization	931	1,400
Non-cash income taxes	224	1,114
Gain from the sale of CentrPort stock	—	(2,317)
Amortization of deferred compensation	53	—
Other, net	(4)	26
Changes in assets and liabilities:
Accounts receivable	546	2,264
Unbilled revenues	(1,469)	(2,903)
Prepaid expenses and other assets	422	712
Accounts payable, accrued expenses and other liabilities	(3,695)	(2,342)
Pre-billed media	(1,772)	(555)
Deferred revenues	50	578
Accrued restructuring charges	(632)	(613)

Net cash used in operating activities	(4,745)	(1,020)
Cash flows from investing activities:
Purchases of property and equipment	(98)	(50)
Proceeds from property and equipment disposals	4	—
Collection of note receivable	578	—

Net cash provided by (used in) investing activities	484	(50)
Cash flows from financing activities:
Purchases of treasury stock	(94)	(19)
Payments of notes payable and capital lease obligations	(122)	(695)
Exercises of stock options, including purchases under employee stock purchase plan	54	399

Net cash used in financing activities	(162)	(315)

Effect of exchange rates on cash and cash equivalents	(8)	(14)
Net decrease in cash and cash equivalents	(4,431)	(1,399)
Cash and cash equivalents, beginning of the period	49,312	40,995

Cash and cash equivalents, end of the period	$44,881	$39,596

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Modem Media, Inc. (the “Company”) is an interactive marketing strategy and services firm. The Company is a marketing partner to some of the world’s leading companies and uses digital marketing and technologies to help its clients realize greater value from their most vital asset—their customers. The Company leverages its experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company maintains offices in San Francisco, London and São Paulo.

Basis of Presentation—The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Discontinued Operations—In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich and Hong Kong ceased. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as adopted by the Company on January 1, 2002, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations.

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

Revenue Recognition and Billing—The Company recognizes revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). A majority of its revenues are derived from fixed-bid and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company’s clients hire it on a fixed-bid, retainer or time-and-materials basis. The Company reassesses its estimated costs on fixed-bid engagements periodically and, as needed, for specific engagements. Losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined.

In accordance with Emerging Issue Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”), the Company must report reimbursable pass-through expenses as a component of revenues and cost of revenues. The Company’s adoption of EITF 01-14 results in increased revenues and increased cost of revenues. The Company had revenues and related cost of revenues attributable to such expenses of $1.0 million and $0.7 million for the three months ended March 31, 2003, and 2002, respectively.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from two clients representing 26.3% and 21.9% of revenues for the three months ended March 31, 2003. The Company had revenues from five clients representing 16.2%, 15.8% 11.2%, 10.5% and 10.4% of revenues for the three months ended March 31, 2002. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had four clients accounting for 22.3%, 22.1%, 14.7% and 11.8% of total gross accounts receivable as of March 31, 2003. The Company had four clients accounting for 17.5%, 15.7%, 13.3% and 12.4% of total gross accounts receivable as of March 31, 2002.

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

Stock-Based Compensation—The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation to employees using the intrinsic value method presented in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, the compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price and is charged to operations either when earned or over the vesting period. Income tax benefits attributable to stock options exercised are credited to paid-in capital.

If compensation expense for stock options awarded under the Company’s plans had been determined in accordance with SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as follows:

	Three Months Ended March 31,
	2003	2002
		(Restated)
	(in thousands, except per share data)
Net income (loss) as reported	$601	$(1,775)
Stock–based compensation recorded, net of tax	32	—

Sub total	633	(1,775)
Stock-based compensation expense determined under SFAS 123, net of tax	715	1,570

Pro forma net loss	$(82)	$(3,345)

Net income (loss) per share:
Basic and diluted income (loss) per share, as reported	$0.02	$(0.07)

Basic and diluted loss per share, pro forma	$—	$(0.13)

The effects of applying SFAS No. 123 in the pro forma net loss disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2003, the Company issued approximately 244,000 options to purchase its common stock to certain management employees at an exercise price of $0.58 per share. The Company recorded deferred compensation expense of approximately $0.4 million relating to these options which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. This balance will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2004. The Company has amortized approximately $0.1 million of the deferred compensation expense during the three months ended March 31, 2003.

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

Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired. In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, as well as when a triggering event indicates impairment may have occurred. This statement eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The Company performed the required transitional fair value impairment test on its goodwill as of January 1, 2002. As a result of completing this test, the Company determined that the goodwill associated with its Munich operation was fully impaired as of January 1, 2002. Accordingly, the Company recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002. There was no income tax benefit associated with this charge because the Company believes it is more likely than not that future taxable income in Germany will not be sufficient to realize the related income tax benefit.

Net Income (Loss) Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. At March 31, 2003 and 2002, outstanding options of approximately 5.4 million and 4.4 million, respectively to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because to do so would have an antidilutive effect for the periods presented. The following table details the reconciliation from basic earnings per share to diluted earnings per share for continuing operations:

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share—income from continuing operations	601	2,420

Weighted average common shares outstanding—basic	25,967	25,859
Assumed conversion of dilutive securities Employee stock options	140	179

Weighted average common shares outstanding—diluted	26,107	26,038

Basic and diluted earnings per share for income from continuing operations	$0.02	$0.09

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

Comprehensive Income—The Company reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments and available-for-sale securities as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income was $0.7 million for the three months ended March 31, 2003 compared to comprehensive loss of $1.8 million for the three months ended March 31, 2002.

Recently issued accounting pronouncements—In March 2003, the EITF published issue No.00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, accordingly, the Company will adopt EITF 00-21 on July 1, 2003. The Company is currently evaluating what impact, if any, EITF 00-21 will have on its Consolidated Financial Statements.

NOTE 2. Discontinued Operations and Restatement of Prior Period Financial Results

In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich and Hong Kong ceased. In accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenue for discontinued operations for the three months ended March 31, 2002 were $1.2 million.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the reclassification of the results of these operations, the Company also noted certain errors within accrued liabilities associated with its continuing operations that were generated in prior periods. Therefore, the Company has restated its historical results to adjust for these items. The impact of these adjustments served to decrease selling, general and administrative expenses and the loss from continuing operations before income taxes by approximately $0.1 million in the first quarter of 2002. The correction for these items had no impact on the timing or amount of the Company’s revenue or cash flow. The impact of the restatement on the net loss for three months ended March 31, 2002 is as follows:

	Three Months Ended March 31, 2002
	(in thousands, except per share amounts)
	As Previously Reported	As Restated
Net loss	$(1,852)	$(1,775)
Basic and diluted net loss per share	(0.07)	(0.07)

NOTE 3. Restructuring and Other Charges, Net

Continuing Operations

The Company initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from its clients. These actions were completed in the third and fourth quarters of 2002 and included staff reductions and a reduction in office space in the Company’s U.S. and London offices.

Discontinued Operations

Due to the decline in client demand, the Company decided in the second quarter of 2002 to close its offices in Toronto, Munich and Hong Kong, ceasing operations in the third quarter of 2002.

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2002	Cash Uses	Other	Balances at March 31, 2003
	(In thousands)
Facilities	$19,105	$(714)	$(57)	$18,334
Severance	57	(24)	—	33
Other	93	(26)	188	255

Total	$19,255	$(764)	$131	$18,622

Less: current portion				$2,967

Long-term portion				$15,655

Included in “other” within the facilities category is $0.1 million of interest expense. In addition, in the first quarter of 2003 the Company reclassed $0.2 million from “facilities” to “other” to better reflect the remaining restructure accrual.

NOTE 4. CentrPort Transactions

In conjunction with the CentrPort Transactions, described in detail in Note 3 to the Company’s 2002 Consolidated Financial Statements, the Company designated CentrPort as a preferred vendor and committed to resell at least $5.0 million

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of CentrPort’s products and services during 2001 pursuant to a value added reseller agreement (“CentrPort Commitment”). Based primarily on the uncertain nature of the Company’s ability to meet this CentrPort Commitment, the Company deferred its gain of $4.1 million on the CentrPort Preferred Stock Sale. The original agreement provided that, if the CentrPort Commitment was not met, the Company was to remit the value of the shortfall to CentrPort in either CentrPort common stock from the Company’s holdings pursuant to a contractual per share fixed value, or in cash, at the Company’s election. As of December 31, 2001, the Company had sold $2.7 million in CentrPort products and services applicable to the CentrPort Commitment. As a result, the Company recognized $1.7 million in the fourth quarter of 2001 of the $4.1 million deferred gain that was recorded as of December 31, 2000. The remaining balance of the deferred gain on the Company’s balance sheet was equal to $2.3 million as of December 31, 2001. In February 2002, the Company, CentrPort and the CentrPort Investors were party to agreements which amended various conditions and commitments including the extinguishment of the Company’s CentrPort Commitment to sell further CentrPort products and services, the extinguishment of the Company’s obligation to pay the value of the shortfall in either cash or CentrPort common stock and the extension of the Company’s $2.5 million note receivable due from the CentrPort Investors to it until December 31, 2002, which was subsequently satisfied. Accordingly, the Company recognized the remaining deferred gain of $2.3 million in the first quarter of 2002.

The Company is guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of March 31, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $6.1 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company’s release from its guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate action to be reimbursed for this liability. As of March 31, 2003, no provision has been recorded for this potential liability.

NOTE 5. Legal Proceedings

Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of its officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, board member, a Managing Director and former President) and certain named underwriters of its initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC). The complaints have since been consolidated into a single action and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Company and the officers are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

In October 2002, the actions against the individual defendants were dismissed without prejudice. In July 2002, the Company and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied as to us on February 19, 2003. The Company intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

In August 2001, the Company’s subsidiary, Modem Media Canada, Inc. (“Modem Media Canada”), brought suit against City Core Properties, Ltd. (“Landlord”) in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the “Space”). Modem Media Canada

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is claiming approximately $1.2 million in damages. The Landlord has counter-sued the Company, Modem Media Canada and certain of its officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The Space was repossessed by a mortgage holder and has been sold to an unrelated third party. The Company believes that it has meritorious defenses to the counter-claim and it intends to defend this action vigorously. The Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

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

Overview

Founded in 1987, Modem Media is an interactive marketing strategy and services firm. We are a marketing partner to some of the world’s leading companies including Delta Air Lines, General Motors, Michelin, IBM, Sprint, Kraft and Kodak. We define interactive marketing as the use of any interactive channel to reach and serve any target customer with the intention of generating measurable value, both to that customer and to the marketer. These “channels” include web sites and other internet applications, wireless applications, electronic mail, online marketing, advertising, promotions and other emerging communication channels. We use interactive marketing to help our clients realize greater value from their most vital asset—their customers. We approach this goal through the following business basics:

•	We add profitable new customers for our clients, through brand awareness, demand generation, lead generation and customer acquisition initiatives,

•	We increase our clients’ sales from current customers, through loyalty, retention, cross-sell and up-sell initiatives and through digital services and experiences that expand the breadth, depth and lifetime value of customer relationships, and

•	We improve our clients’ marketing productivity, by migrating high cost sales, service and communication activities online and optimizing the cost and impact of activities that already are executed online.

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

Marketing Program Design and Execution

We conceive, create and distribute the marketing programs that turn our clients’ prospects into customers. We test, track and optimize digital experiences to achieve each client’s marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas and data analysis. Our marketing program teams bring expertise in creative design and execution, marketing plan development, media services, as well as database marketing, management and analysis.

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

We believe the following accounting policies are critical to the understanding of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition,

•	allowance for doubtful accounts,

•	accounting for restructuring liabilities,

•	accounting for income taxes,

•	valuation of long-lived assets, investments and goodwill, and

•	lease guarantees.

Revenue Recognition

We recognize revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). A majority of our revenues are derived from fixed-bid and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Our clients hire us on a fixed-bid, retainer or time-and-materials basis. We reassess our estimated costs on fixed-bid engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience and the review of the aging and analysis of specific accounts.

Accounting for Restructuring Liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, reduce excess office facilities and equipment, and terminate employees. Due to the continuing high level of available office space and lack of demand in the San Francisco, Norwalk and London real estate markets, we determined that expected lease terms are significantly less favorable than the original assumptions and will not improve in the foreseeable future. The liability is equal to the future minimum lease payments under contractual obligations offset by estimated future sublease payments. In determining these estimates, we evaluated our potential to sublease our excess space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space. These sublease estimates, which were made in connection with our real estate advisers, are based on current and projected conditions in the real estate and economic markets in which we have excess office space. If actual market conditions are more or less favorable than those we have projected, we may be required to adjust existing accrued restructuring expenses associated with this excess office space (see Note 3 of Notes to Consolidated Financial Statements).

Accounting for Income Taxes

We follow the provisions of SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate an income tax provision for each of the jurisdictions in which we operate. This process involves estimating the actual current tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgment is required in determining the provision or benefit for income taxes and the amount of valuation allowance that would be required. Historically, we have not taken benefits for losses generated by most of our foreign entities and accordingly have recorded a valuation allowance against their deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

At March 31, 2003, we had a valuation allowance of $1.3 million associated with $21.4 million of gross deferred tax assets. The net deferred tax asset of $20.1 million represents net operating loss carry forwards and deductible temporary differences, which are more likely than not to be utilized in the future. We considered all of the available evidence in evaluating the recoverability of our deferred tax assets; however, a change in circumstances, including expectations as to our projected future taxable income, may have a material impact on the recoverability of deferred tax assets and on future operating results.

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

We performed our annual goodwill impairment test during the fourth quarter of 2002 and determined that it was not impaired. We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicates impairment may have occurred. If our projections of future cash flows are lower than the current estimates, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million.

Lease Guarantee

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of March 31, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease $6.1 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability. As of March 31, 2003, no provision had been recorded for this potential liability.

Historical Results of Operations

Clients hire us on a fixed-fee, retainer or time-and-materials basis. A majority of our revenues are derived from fixed-fee engagements. We recognize revenues as services are rendered in accordance with SAB No. 101. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined.

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

Our ten largest clients accounted for 86.1% and 89.4% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Two clients individually accounted for 26.3% and 21.9% of our revenues in the first quarter of 2003. Five clients accounted for 16.2%, 15.8%, 11.2%, 10.5%, 10.4% of our revenues in the first quarter of 2002. We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary staff that we use to provide professional services and certain other direct costs. Selling, general and administrative expenses consist of salaries, employee benefits and incentive compensation of new business development, sales and marketing, administrative and other non-billable employees, certain other marketing costs, office rent, utilities, professional and consulting fees, travel, telephone and other related expenses.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues. Revenues decreased $4.3 million, or 23.1%, to $14.5 million for the three months ended March 31, 2003 from $18.8 million for the three months ended March 31, 2002. This decline in revenues was primarily attributable to a decrease in total billed hours partially offset by an increase in the average revenue per hour for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease in billed hours was primarily due to the decrease in demand for our services attributable to the continued general decline in the global economy which has resulted in reduced marketing spending from some of our significant clients. Revenues and related cost of revenues attributable to reimbursable pass-through expenses were $1.0 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively.

Cost of Revenues and Gross Profit. Cost of revenues decreased $2.2 million, or 22.0%, to $7.7 million for the three months ended March 31, 2003 from $9.9 million for the three months ended March 31, 2002. This decrease in cost of revenues was primarily due to company-wide reductions in capacity due to a decrease in revenues. Gross profit margin decreased to 46.4% of revenues for the three months ended March 31, 2003 from 47.2% for the three months ended March 31, 2002 due to lower utilization (defined as billed hours divided by local capacity hours) for the three months ended March 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.9 million, or 15.3%, to $4.8 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002. Selling, general and administrative expenses represented 33.5% of revenues for the three months ended March 31, 2003 as compared to 30.4% for the three months ended March 31, 2002. The dollar decreases in selling, general and administrative expenses were primarily the result of expense reduction actions representing reduced headcount and infrastructure costs during 2002.

Restructuring and Other Charges, Net. There were no restructuring and other charges for the three months ended March 31, 2003. Restructuring and other charges of $0.6 million for the three months ended March 31, 2002 represent costs incurred in connection with the reduction of capacity across multiple offices.

Depreciation and Amortization. Depreciation and amortization decreased $0.4 million, or 27.5%, to $0.9 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. Depreciation and amortization represented 6.4% of revenues for the three months ended March 31, 2003 and 6.8% for the three months ended March 31, 2002. The decrease in depreciation and amortization was primarily attributable to the restructuring actions taken, which included the write-off of certain property and equipment in 2002.

Interest Income. Interest income remained essentially flat at $0.2 million for the three months ended March 31, 2003 and 2002, respectively.

Other Expense, Net. Other expense, net increased $0.05 million, or 40.7%, to $0.2 million for the three months ended March 31, 2003 from $0.1 million for the three months ended March 31, 2002. Other expense increased primarily as a result of an increase in interest expense related to the accrual for the present value of the future costs of our excess office space in San Francisco, Norwalk and London.

Income from Continuing Operations before Income Taxes. Our income before income taxes was $0.9 million for the three months ended March 31, 2003, as compared to income of $3.7 million for the three months ended March 31, 2002. This decrease in income before income taxes of $2.7 million was primarily due to the absence of the gain on the sale of CentrPort stock recognized in the first quarter of 2002 and the decrease in revenues for the three months ended March 31, 2003 as compared to the same period in 2002, partially offset by expense reduction actions as discussed above.

Income Taxes. The provision for income taxes for the three months ended March 31, 2003 was $0.3 million compared to a provision for income taxes of $1.2 million for the three months ended March 31, 2002. The effective income tax rate was 34.7% for the three months ended March 31, 2003 compared to an effective income tax rate of 33.9% for the three months ended March 31, 2002. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective tax rate varies among periods due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

Income from Continuing Operations. Our income was $0.6 million, or $0.02 per common share, for the three months ended March 31, 2003, as compared to income of $2.4 million, or $0.09 per common share, for the three months ended March 31, 2002. This net decrease of $1.8 million was primarily due to the absence of the gain on the sale of CentrPort stock recognized in the first quarter of 2002 and the decrease in revenues for the three months ended March 31, 2003 as compared to the same period in 2002, partially offset by expense reduction actions as discussed above.

Cumulative Effect of Accounting Change. In accordance with SFAS No. 142, we performed the required transitional impairment test on our goodwill as of January 1, 2002. As a result of completing this test, we determined that the goodwill associated with our Munich operation was fully impaired as of January 1, 2002. Accordingly, we recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002. There was no income tax benefit associated with this charge as we believe it is more likely than not that future taxable income in Munich, Germany will not be sufficient to realize the related income tax benefit.

Liquidity and Capital Resources

We historically have financed our operations primarily from funds generated from operations. Net cash used in operating activities was $4.7 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

Net cash provided by (used in) investing activities was $0.5 million and $(0.05) million for the three months ended March 31, 2003 and 2002, respectively. In the first quarter of 2003 and 2002, we invested $0.1 million and $0.05 million in capital expenditures, respectively. In addition, during the first quarter of 2003 we collected $0.6 million from notes receivable.

Net cash used in financing activities was $0.2 million and $0.3 million for the three months ended March 31, 2003, and 2002, respectively. Our primary use of cash from financing activities during the three months ended March 31, 2003 and 2002 were repayments of debt and capital lease obligations of $0.1 million and $0.7 million, respectively, and the purchase of treasury stock for $0.1 million and $0.02 million, respectively. Offsetting these items for the three months ended March 31, 2003 and 2002 were proceeds from the exercise of employee stock options, including purchases under the employee stock purchase plan of $0.05 million, and $0.4 million, respectively.

We believe that our cash on hand and short-term investments together with funds available from operations will be sufficient to meet our capital needs for at least the next twelve months.

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of March 31, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $6.1 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

In October 2002, we established a program to repurchase over an eighteen month period up to $5.0 million of our common stock. The timing and amount of purchases will be dependent upon a number of factors including the price and availability of our common stock, general market conditions and other uses of funds. The program may be discontinued at any time. During the first quarter of 2003, we repurchased 41,900 shares of common stock at an average price of $2.21 per share for a total cost of $0.1 million under this program. In aggregate we have purchased 54,590 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of March 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended March 31, 2003, we derived 15.1% of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound and Brazilian Real as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. The effect of foreign exchange rate fluctuation for the three months ended March 31, 2003 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we would from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments. Our investment policy calls for investment in short-term, low risk instruments. We have limited our exposure to interest rate risk by investing in securities with maturities of one year or less.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, our Chief Executive Officer and Chief Financial Officer have reviewed our internal controls, and have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including no corrective actions with regard to significant deficiencies and material weaknesses.

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

In October 2002, the actions against the individual defendants were dismissed without prejudice. In July 2002, we and the other issuers in the consolidated cases filed motions to dismiss the amended complaint for failure to state a claim, which was denied to us on February 19, 2003. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, in the first quarter of 2003, our Audit Committee approved additional engagements of PricewaterhouseCoopers LLP our independent auditors to perform the following non-audit services: (1) acting as liquidator of Modem Media (Hong Kong), Ltd., (2) providing seminars, continuing educations and publications, (3) providing certain domestic and foreign tax advice and (4) assisting with U.S. tax filing.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

We filed a Form 8-K, dated January 28, 2003, reporting in Item 7, that we attached a press release as an Exhibit 99.1 announcing our expected revenue from continued operations in the fourth quarter 2002 and full year revenue for 2002. In addition, in the same Form 8-K, reporting in Item 9, we furnished pursuant to Regulation FD that we recorded a restructuring charge in the fourth quarter 2002 related to excess office space in Norwalk, San Francisco and London.

We filed a Form 8-K, dated March 5, 2003, reporting in Item 7 and Item 9, that we issued a press release reporting our results of operations for the fourth quarter and fiscal year ended December 31, 2002.

We filed a Form 8-K/A, dated March 6, 2003, reporting in Item 5 and Item 7, that we issued a replacement of our March 4, 2003 press release, with corrections, that was attached as an exhibit to Form 8-K dated March 5, 2003.

We filed a Form 8-K, dated March 10, 2003, reporting in Item 5 that Mr. G.M. O’Connell, the Chairman of the Board of Directors, amended and extended his sales plan under Rule 10b5-1(c)(3).

We filed a Form 8-K, dated May 2, 2003, reporting in Item 9 and Item 12, that we issued a press release reporting our results of operations for the first quarter ended March 31, 2003 and guidance as to future results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	MODEM MEDIA, INC.

	By	/s/ FRANK J. CONNOLLY, JR.
Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial Officer)

	By	/s/ BRIAN J. DICK
Brian J. Dick Vice President, Controller (Principal Accounting Officer)

Modem Media, Inc. 302 Certification

I, Marc Particelli certify that:

1. I	have reviewed this quarterly report on Form 10-Q for Modem Media, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

Signature:	/s/ MARC PARTICELLI

Name: Marc Particelli
Title: Chief Executive Officer

I, Frank Connolly certify that:

1.    I have reviewed this quarterly report on Form 10-Q for Modem Media, Inc.;

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

Signature:	/s/ FRANK CONNOLLY

Name: Frank Connolly
Title: Chief Financial Officer