Form 10-Q
period 2003-06-30
MODEM MEDIA INC
filed 2003-08-14
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

          There were 25,959,665 shares of the Registrant’s Common Stock, $0.001 par value, issued and outstanding as of August 1, 2003.

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

•	our history of operating losses,

•	the scope and timing of new assignments and client initiatives,

•	the allocation of resources to new business development,

•	spending levels and budget constraints of our clients,

•	our dependence on a limited number of clients,

•	variability of our operating results,

•	our ability to accurately estimate costs in fixed-fee engagements,

•	our ability to attract and retain qualified professionals,

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor,

•	our ability to sub-lease our unoccupied office space,

•	the ability of our sub-tenant to continue to meet its obligations under our sub-lease agreement for part of our San Francisco office space,

•	our need and ability to manage the level of our staff and capacity in the future,

•	the potential future impairment of our goodwill,

•	our dependence on key management staff,

•	exclusivity arrangements with clients that may limit our ability to provide services to others,

•	pricing pressure for our services,

•	our ability to integrate acquired companies, if any,

•	the timing and amount of our capital expenditures,

•	utilization and recoverability of our deferred tax assets,

•	the timing of collections from our clients,

•	our ability to manage future growth,

•	our ability to respond to rapid technological change,

•	our dependence on the future growth of the internet,

•	the long-term effects of the global recession,

•	changes in government regulation, including regulation of privacy issues and

•	the effect of terrorist activities and military actions.

          In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$50,304	$49,312
Accounts receivable, net of bad debt reserve of $224 and $281, respectively	8,604	11,947
Unbilled revenues	1,738	909
Deferred income taxes	5,773	2,511
Prepaid expenses and other current assets	1,171	2,058

Total current assets	67,590	66,737
Noncurrent assets:
Property and equipment, net	7,760	8,687
Goodwill	43,156	43,156
Deferred income taxes	13,532	17,804
Other assets	3,336	3,413

Total noncurrent assets	67,784	73,060

Total assets	$135,374	$139,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,059	$2,338
Pre-billed media	10,013	12,301
Deferred revenues	2,284	2,344
Accrued restructuring	3,015	3,141
Accrued expenses and other current liabilities	7,161	8,663

Total current liabilities	23,532	28,787
Noncurrent liabilities:
Accrued restructuring	15,043	16,387
Other liabilities	1,044	1,209
Stockholders’ equity:
Common stock, $.001 par value—145,000,000 shares authorized, 26,224,308 and 26,188,475 issued, respectively	26	26
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	192,202	191,720
Deferred compensation	(320)	—
Accumulated deficit	(94,542)	(96,812)
Treasury stock, 264,522 and 219,422 shares of common stock, respectively, at cost	(1,351)	(1,251)
Accumulated other comprehensive loss	(260)	(269)

Total stockholders’ equity	95,755	93,414

Total liabilities and stockholders’ equity	$135,374	$139,797

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

				(Restated)
Revenues	$15,480	$18,534	$29,945	$37,342
Cost of revenues	6,857	9,192	14,605	19,123

Gross profit	8,623	9,342	15,340	18,219

Operating expenses:
Selling, general and administrative	4,913	6,601	9,761	12,326
Restructuring and other charges, net	—	7,350	—	7,942
Depreciation and amortization	870	1,228	1,801	2,513

Total operating expenses	5,783	15,179	11,562	22,781

Operating income (loss)	2,840	(5,837)	3,778	(4,562)
Gain on sale of CentrPort stock	—	—	—	2,317
Interest income	136	189	291	379
Other expense, net	(169)	(129)	(342)	(252)

Income (loss) from continuing operations before income taxes	2,807	(5,777)	3,727	(2,118)
Provision (benefit) for income taxes	1,138	(1,770)	1,457	(531)

Income (loss) from continuing operations	1,669	(4,007)	2,270	(1,587)

Discontinued operations:
Operating loss	—	(3,734)	—	(4,538)
Benefit for income taxes	—	5,516	—	5,516

Income from discontinued operations	—	1,782	—	978

Income (loss) before cumulative effect of accounting change	1,669	(2,225)	2,270	(609)
Cumulative effect of accounting change	—	—	—	(3,391)

Net income (loss)	$1,669	$(2,225)	$2,270	$(4,000)

Basic and diluted per share data:*
Income (loss) from continuing operations	$0.06	$(0.15)	$0.09	$(0.06)
Income from discontinued operations	—	0.07	—	0.04

Income (loss) before cumulative effect of accounting change	0.06	(0.09)	0.09	(0.02)
Cumulative effect of accounting change	—	—	—	(0.13)

Net income (loss)	$0.06	$(0.09)	$0.09	$(0.15)

Weighted-average number of common shares outstanding:
Basic	25,958	25,944	25,963	25,902

Diluted	26,124	25,944	26,206	25,902

* Numbers may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	Six Months Ended June 30,

	2003	2002

		(Restated)
Cash flows from operating activities:
Net income (loss)	$2,270	$(4,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,801	2,738
Non-cash restructuring and other charges	—	3,639
Gain from the sale of CentrPort stock	—	(2,317)
Cumulative effect of accounting change — goodwill impairment	—	3,391
Non-cash income taxes	1,010	(6,148)
Provision for doubtful accounts	—	(178)
Other, net	—	(15)
Amortization of deferred compensation	106	—
Changes in assets and liabilities:
Accounts receivable	3,343	5,695
Unbilled revenues	(829)	(1,404)
Prepaid expenses and other assets	363	925
Accounts payable, accrued expenses and other liabilities	(2,737)	(4,960)
Pre-billed media	(2,291)	1,717
Deferred revenues	(59)	458
Accrued restructuring charges	(1,470)	8,796

Net cash provided by operating activities	1,507	8,337

Cash flows from investing activities:
Purchases of property and equipment	(874)	(62)
Collection of notes receivable	602	—

Net cash used in investing activities	(272)	(62)

Cash flows from financing activities:
Purchases of treasury stock	(100)	(19)
Payments of notes payable and capital lease obligations	(209)	(733)
Exercises of stock options and purchases under employee stock purchase plan	54	433

Net cash used in financing activities	(255)	(319)

Effect of exchange rates on cash and cash equivalents	12	(262)

Net increase in cash and cash equivalents	992	7,694
Cash and cash equivalents, beginning of the period	49,312	40,995

Cash and cash equivalents, end of the period	$50,304	$48,689

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

          Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          Discontinued Operations—In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich and Hong Kong ceased.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as adopted by the Company on January 1, 2002, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. A restructuring charge related to these activities was recorded in second quarter of 2002 and is included within operating loss from discontinued operations.

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

          Revenue Recognition—The Company recognizes revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”).  A majority of its revenues are derived from fixed-bid and retainer-based assignments.  Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings.  Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues.  The Company’s clients hire it on a fixed-bid, retainer or time-and-materials basis.  The Company reassesses its estimated costs on fixed-bid engagements periodically and, as needed, for specific engagements.  Losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings.  Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns purchased by the Company for its clients is not included in revenue because the Company acts as an agent on behalf of its clients.

          In accordance with Emerging Issue Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”), the Company reports reimbursable pass-through expenses as a component of revenues and cost of revenues.  This component of revenue was less than 3% of total revenues for all periods reported.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located worldwide in a variety of industries.  The Company had revenues from three clients representing 19%, 19% and 12% of revenues for the three months ended June 30, 2003, and revenues from two clients representing 23% and 20% of revenues for the six months ended June 30, 2003.  The Company had revenues from four clients representing 16%, 15%, 11% and 11% of revenues for the three months ended June 30, 2002.  The Company had revenues from five clients representing 16%, 13%, 11%, 11% and 11% of revenues for the six months ended June 30, 2002.  The Company generally does not require its clients to provide collateral.  Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable.  The Company had three clients accounting for 20%, 19% and 15% of total gross accounts receivable as of June 30, 2003.  The Company had three clients accounting for 38%, 18% and 14% of total gross accounts receivable as of December 31, 2002.

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

          If compensation expense for stock options awarded under the Company’s plans were to have been determined in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

				(Restated)
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) as reported	$1,669	$(2,225)	$2,270	$(4,000)
Stock–based compensation recorded, net of tax	32	—	64	—

Sub total	1,701	(2,225)	2,334	(4,000)
Stock-based compensation expense determined under SFAS 123, net of tax	634	930	1,308	2,500

Pro forma net income (loss)	$1,067	$(3,155)	$1,026	$(6,500)

Net income (loss) per share:
Basic and diluted income (loss) per share, as reported	$0.06	$(0.09)	$0.09	$(0.15)

Basic and diluted income (loss) per share, pro forma	$0.04	$(0.12)	$0.04	$(0.25)

          The effects of applying SFAS No. 123 in the pro forma net income (loss) disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

          During the first quarter of 2003, as a partial payment under the Company’s management incentive plan, the Company issued approximately 244,000 options to purchase its common stock to certain management employees at an exercise price of $0.58 per share.  The Company recorded deferred compensation expense of approximately $0.4 million relating to these options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant.  This balance will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2004.  The Company has amortized approximately $0.05 million and $0.1 million of deferred compensation during the three and six months ended June 30, 2003, respectively.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired.  In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.  Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, as well as when a triggering event indicates impairment may have occurred.  This statement eliminated goodwill amortization upon adoption and required an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter.  The Company adopted this pronouncement on January 1, 2002.  The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit.  The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement.  The Company performed the required transitional fair value impairment test on its goodwill as of January 1, 2002.  As a result of completing this test, the Company determined that the goodwill associated with its Munich operation was fully impaired as of January 1, 2002.  Accordingly, the Company recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002.  There was no income tax benefit associated with this charge because the Company believed it was not likely that future taxable income in Germany would be sufficient to realize the related income tax benefit.

          Net Income (Loss) Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period.  Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period.  For the three months ended June 30, 2003 and 2002, outstanding options to purchase shares of common stock of approximately 1.7 million and 2.6 million, respectively, were not included in the computation of diluted net income (loss) per share because to do so would have an antidilutive effect for the periods presented.  For the six months ended June 30, 2003 and 2002, outstanding options of approximately 2.1 million and 4.5 million, respectively, were likewise excluded.  The following table details the computation of basic and diluted earnings per share for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Income (loss) from continuing operations	$1,669	$(4,007)	$2,270	$(1,587)

Weighted average common shares outstanding—basic	25,958	25,944	25,963	25,902
Assumed conversion of dilutive securities	166	—	243	—

Weighted average common shares outstanding—diluted	26,124	25,944	26,206	25,902

Basic and diluted earnings per share for income (loss) from continuing operations	$0.06	$(0.15)	$0.09	$(0.06)

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

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) was $1.6 million and $(1.6) million for the three months ended June 30, 2003 and 2002, respectively.  Comprehensive income (loss) was $2.3 million and $(3.4) million for the six months ended June 30, 2003 and 2002, respectively.

          Recently Issued Accounting Pronouncements

          In March 2003, the EITF published Issue No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition.  The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003.  Accordingly, the Company adopted EITF 00-21 on July 1, 2003.  The Company is currently evaluating what impact, if any, EITF 00-21 will have on its Consolidated Financial Statements.

          In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“Statement No. 149”). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company does not use derivative instruments, and therefore, the Company does not believe that the adoption of Statement No. 149 will have a material impact on its consolidated financial statements.

          In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company is not party to any such financial instruments as defined under Statement No. 150, and therefore, the Company has determined that the adoption of this statement will not have a material effect on its consolidated financial statements or disclosures.

NOTE 2. Discontinued Operations and Restatement of Prior Period Financial Results

          In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich and Hong Kong ceased.  In accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenue for discontinued operations for the three and six months ended June 30, 2002 was $0.8 million and $2.1 million, respectively

          In connection with the reclassification of the results of these operations, the Company also noted certain errors within accrued liabilities associated with its continuing operations that were generated in prior periods.  Therefore, the Company has restated its historical results to adjust for these items.  The impact of these adjustments served to decrease selling, general and administrative expenses and the loss from continuing operations before income taxes by approximately $0.1 million in the first quarter of 2002.  The correction for these items had no impact on the timing or amount of the Company’s revenue or cash flow.  The impact of the restatement on the net loss for the six months ended June 30, 2002 is as follows:

	Six Months Ended June 30, 2002

	(in thousands, except per share amounts)
	As Previously Reported	As Restated

Net loss	$(4,077)	$(4,000)
Basic and diluted net loss per share	$(0.16)	$(0.15)

NOTE 3. Restructuring and Other Charges, Net

     Continuing Operations

          The Company initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from its clients.  These actions were completed in the third and fourth quarters of 2002 and included staff reductions and a reduction in office space in the Company’s U.S. and London offices.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2002	Cash Uses	Other	Balances at June 30, 2003

		(In thousands)
Facilities	$19,192	$(1,660)	$152	$17,684
Severance	114	(66)	—	48
Other exit costs	222	(61)	165	326

Total	$19,528	$(1,787)	$317	18,058

Less: current portion				3,015

Long-term portion				$15,043

          Included in “other” within the facilities category is $0.3 million in interest expense and $0.1 million of the impact of foreign currency translation adjustments and is partially offset by a reclass of $0.2 million from “facilities” to “other exit costs” to better reflect the remaining restructure accrual.

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

          The Company is guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut for 16,900 square feet, which expires on June 30, 2010, subject to renewal.  As of June 30, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $6.0 million, subject to adjustment in accordance with the terms of the lease.  This balance reduces by approximately $0.8 million per year through June 30, 2010.  The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent.  Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit.  Additionally, CentrPort has agreed to cooperate with the Company to secure the Company’s release from its guaranty prior to that time, if possible.  In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort.  In the event of a default, the Company would take all appropriate action to be reimbursed for this liability.  Based on the Company’s understanding of CentrPort’s overall business conditions and financial viability, no provision has been recorded for this potential liability.

NOTE 5. Legal Proceedings

          Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of its officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of its initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) (the “Underwriters”). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of the Company’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the Underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

          On June 30, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint.  The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its Underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.  The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO Litigation.  The settlement is partial because the Underwriters are not party to the settlement.

          If the settlement is not finalized, the Company will continue to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation if the litigation is not settled. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

          In August 2001, the Company’s subsidiary, Modem Media Canada, Inc. (“Modem Media Canada”), brought suit against City Core Properties, Ltd. (“Landlord”) in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the “Space”). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued the Company, Modem Media Canada and certain of its officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The Space was repossessed by a mortgage holder and has been sold to an unrelated third party. The Company is currently in discovery for this litigation.  The Company believes that there is no basis for the counterclaims, it has meritorious defenses to the counterclaims and the Company intends to defend this action vigorously. Based on this belief, the Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Founded in 1987, Modem Media is an interactive marketing strategy and services firm.  We are a marketing partner to some of the world’s leading companies, including Delta Air Lines, General Motors, Michelin, IBM, Hewlett Packard, Sprint and Kraft.  We define interactive marketing as the use of any interactive channel to reach and serve any target customer with the intention of generating measurable value, both to that customer and to the marketer.  These “channels” include web sites and other internet applications, wireless applications, electronic mail, online marketing, advertising, promotions and other emerging communication channels.  We use interactive marketing to help our clients realize greater value from their most vital asset—their customers.  We approach this goal through the following business basics:

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

     Revenue Recognition

          We recognize revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”).  A majority of our revenues are derived from fixed-bid and retainer-based assignments.  Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings.  Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues.  Our clients hire us on a fixed-bid, retainer or time-and-materials basis.  We reassess our estimated costs on fixed-bid engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings.  Provisions for losses on uncompleted fixed-bid contracts, if any, are recognized in the period in which such losses are determined.  Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred. The cost of online media and email campaigns purchased by us for our clients is not included in revenue because we act as an agent on behalf of our clients.

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

          At June 30, 2003, we had a valuation allowance of $1.3 million associated with $20.6 million of gross deferred tax assets.  The net deferred tax asset of $19.3 million represents net operating loss carry forwards and deductible temporary differences, which are more likely than not to be utilized in the future.  We considered all of the available evidence in evaluating the recoverability of our deferred tax assets; however, a change in circumstances, including expectations as to our projected future taxable income, may have a material impact on the recoverability of deferred tax assets and on future operating results.

     Valuation of Long-lived Assets, Investments and Goodwill

          We have a significant amount of long-lived assets, including fixed assets, goodwill and investments.  We periodically evaluate the realizability of all of our long-lived assets.  Future events could cause us to conclude that impairment exists and that the asset values associated with a given operation have become impaired.  Any resulting impairment loss could have a material impact on our financial condition and results of operations.

          We performed our annual goodwill impairment test during the fourth quarter of 2002 and determined that the goodwill was not impaired.  We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicates impairment may have occurred.  If our projections of future cash flows are lower than the current estimates, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million.

     Lease Guarantee

          We are the guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal.  As of June 30, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $6.0 million, subject to adjustment in accordance with the terms of the lease.  This balance reduces by approximately $0.8 million per year through June 30, 2010.  The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent.  Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit.  Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible.  In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort.  In the event of a default, we would take all appropriate action to be reimbursed for this liability. Based on our understanding of CentrPort’s overall business conditions and financial viability, no provision has been recorded for this potential liability.

Historical Results of Operations

          Clients hire us on a fixed-fee, retainer or time-and-materials basis.  A majority of our revenues are derived from fixed-fee engagements.  We recognize revenues as services are rendered in accordance with SAB No. 101.  We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed anticipated billings.  Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns purchased by us for our clients is not included in revenue because we act as an agent on behalf of our clients.

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

          Our ten largest clients accounted for 90% and 87% of consolidated revenues for the three months ended June 30, 2003 and 2002, respectively, and 86% and 88% of consolidated revenues for the six months ended June 30, 2003 and 2002, respectively.  Three clients individually accounted for 19%, 19% and 12% of our revenues in the three months ended June 30, 2003.  Two clients accounted for 23% and 20% of our revenues in the six months ended June 30, 2003.  Four clients individually accounted for 16%, 15%, 11% and 11% of our revenues in the three months ended June 30, 2002.  Five clients accounted for 16%, 13%, 11%, 11% and 11% of our revenues in the six months ended June 30, 2002.  We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

          Cost of revenues consists of salaries, employee benefits and incentive compensation for our professional services staff, costs for temporary staff that we use to provide professional services and certain other direct costs.  Selling, general and administrative expenses consist of salaries, employee benefits and incentive compensation of sales and marketing, new business development, administrative and other non-billed employees, certain other marketing costs, office rent, utilities, professional and consulting fees, travel, telephone and other related expenses.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

          Revenues.  Revenues decreased $3.0 million, or 16%, to $15.5 million for the three months ended June 30, 2003 from $18.5 million for the three months ended June 30, 2002.  This decline in revenues was primarily attributable to a decrease in total billed hours and was partially offset by an increase in average revenue per billed hour. This decline in total billed hours was attributable to a decrease in demand for our services due to the continued overall reduction in marketing spending from most of our significant clients.

          Cost of Revenues.  Cost of revenues decreased $2.3 million, or 25%, to $6.9 million for the three months ended June 30, 2003 from $9.2 million for the three months ended June 30, 2002.  This decrease in cost of revenues was primarily due to a reduction in employee compensation and related expenses principally related to reductions in staff and to lower incentive compensation expense.  In addition, incentive compensation expense was lower for the quarter ended June 30, 2003 versus the quarter ended June 30, 2002 due to the fact that the incentive compensation expense accrual recorded in the first quarter of 2003 was deemed adequate based on current facts and circumstances.

          Gross Profit.  Gross profit margin increased to 56% of revenues for the three months ended June 30, 2003 from 50% for the three months ended June 30, 2002; this increase was primarily due to an increase in average revenue per billed hour and to lower incentive compensation expense. This increase in gross profit margin was partially offset by an increase in average cost of revenue per billed employee and to lower utilization (billed hours divided by total capacity hours of billed employees) of 72% for the three months ended June 30, 2003 versus 77% for the same period in 2002.

          Selling, General and Administrative.  Selling, general and administrative expenses decreased $1.7 million, or 26%, to $4.9 million for the three months ended June 30, 2003 from $6.6 million for the three months ended June 30, 2002.  Selling, general and administrative expenses represented 32% of revenues for the three months ended June 30, 2003 as compared to 36% for the three months ended June 30, 2002.  The decrease in selling, general and administrative expenses were primarily due to a reduction in employee compensation and related expenses principally caused by a reduction in staff. In addition, facilities-related expenses decreased due to the restructuring actions taken in 2002.

          Restructuring and Other Charges, Net.  There were no restructuring and other charges for the three months ended June 30, 2003.  Restructuring and other charges of $7.4 million for the three months ended June 30, 2002 include costs related to office leases for our excess facilities, fixed asset dispositions and severance costs related to the reduction of staff across multiple offices.

          Depreciation and Amortization.  Depreciation and amortization decreased $0.3 million to $0.9 million for the three months ended June 30, 2003 from $1.2 million for the three months ended June 30, 2002.  Depreciation and amortization represented 6% of revenues for the three months ended June 30, 2003 and 7% for the three months ended June 30, 2002.  The decrease in depreciation and amortization was attributable to the restructuring actions taken, which included the write-off of certain property and equipment in 2002 and to certain assets becoming fully depreciated during 2002.

          Interest Income.  Interest income decreased by $0.1 million to $0.1 million for the three months ended June 30, 2003 from $0.2 million for the three months ended June 30, 2002.  This decrease was primarily attributable to the decrease in average interest rates for the three months ended June 30, 2003 compared to the same period in 2002.

          Other Expense, Net.  Other expense, net increased $0.1 million to $0.2 million for the three months ended June 30, 2003 from $0.1 million for the three months ended June 30, 2002. Due to additional accruals recorded in the fourth quarter of 2002, for the present value of the future costs of our excess office space in San Francisco, Norwalk and London, other expense increased primarily as a result of an increase in interest expense related to these accruals.

          Provision (Benefit) for Income Taxes.  The provision for income taxes for the three months ended June 30, 2003 was $1.1 million compared to a benefit for income taxes of $1.8 million for the three months ended June 30, 2002.  The effective income tax provision rate was 41% for the three months ended June 30, 2003 compared to an effective income tax benefit rate of 31% for the three months ended June 30, 2002.  We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes.  The effective tax rates differ from the federal statutory rates due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

          Income (Loss) from Continuing Operations.  Our income was $1.7 million, or $0.06 per common share, for the three months ended June 30, 2003, as compared to a loss of $4.0 million, or $0.15 per common share, for the three months ended June

30, 2002.  This net increase of $5.7 million was primarily due to the absence of restructuring costs, lower employee compensation and related expenses due to an overall reduction in staff, partially offset by higher income tax expense.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Revenues.  Revenues decreased $7.4 million, or 20% to $29.9 million for the six months ended June 30, 2003 from $37.3 million for the six months ended June 30, 2002.  This decline in revenues was primarily attributable to a decrease in total billed hours partially offset by an increase in average revenue per billed hour. This decline in total billed hours was attributable to a decrease in demand for our services due to the continued overall reduction in marketing spending from most of our significant clients.

          Cost of Revenues.  Cost of revenues decreased $4.5 million, or 24% to $14.6 million for the six months ended June 30, 2003 from $19.1 million for the six months ended June 30, 2002.  This decrease in cost of revenues was primarily due to a reduction in employee compensation and related expenses principally caused by a reduction in staff.

          Gross Profit.  Gross profit margin increased to 51% of revenues for the six months ended June 30, 2003 from 49% for the six months ended June 30, 2002; this increase was primarily due to an increase in average revenue per billed hour. This increase in gross profit margin was partially offset by an increase in average cost of revenue per billed employee and to lower utilization (billed hours divided by total capacity hours of billed employees) of 73% for the six months ended June 30, 2003 versus 77% for the same period in 2002.

          Selling, General and Administrative.  Selling, general and administrative expenses decreased $2.5 million or 21% to $9.8 million for the six months ended June 30, 2003 from $12.3 million for the six months ended June 30, 2002.  Selling, general and administrative expenses represented 33% of revenues for the six months ended June 30, 2003 and June 30, 2002.  The decrease in selling, general and administrative expenses were primarily due to a reduction in employee compensation and related expenses principally caused by a reduction in staff. In addition, facilities-related expenses decreased due to the restructuring actions taken in 2002.

          Restructuring and Other Charges, Net.  There were no restructuring and other charges for the six months ended June 30, 2003.  Restructuring and other charges of $7.9 million for the six months ended June 30, 2002 include costs related to office leases for our excess facilities, fixed asset dispositions and severance costs related to the reduction of staff across multiple offices.

          Depreciation and Amortization.  Depreciation and amortization decreased $0.7 million, or 28%, to $1.8 million for the six months ended June 30, 2003 from $2.5 million for the six months ended June 30, 2002.  Depreciation and amortization represented 6% of revenues for the six months ended June 30, 2003 and 7% for the six months ended June 30, 2002.  The decrease in depreciation and amortization was attributable to the restructuring actions taken, which included the write-off of certain property and equipment in 2002 and to certain assets becoming fully depreciated during 2002.

          Interest Income.  Interest income decreased by $0.1 million to $0.3 million for the six months ended June 30, 2003 from $0.4 million for the six months ended June 30, 2002.  This decrease was primarily attributable to the decrease in average interest rates for the six months ended June 30, 2003 compared to the same period in 2002.

          Other Expense, Net.  Other expense, net increased $0.1 million to $0.3 million for the six months ended June 30, 2003 from $0.2 million for the six months ended June 30, 2002.  Due to additional accruals recorded in the fourth quarter of 2002, for the present value of the future costs of our excess office space in San Francisco, Norwalk and London, other expense increased primarily as a result of an increase in interest expense related to these accruals.

          Provision (Benefit) for Income Taxes.  The provision for income taxes for the six months ended June 30, 2003 was $1.5 million compared to a benefit for income taxes of $0.5 million for the six months ended June 30, 2002.  The effective income tax provision rate was 39% for the six months ended June 30, 2003 compared to an effective income tax benefit rate of 25% for the six months ended June 30, 2002.  We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes.  The effective tax rate differs from the federal statutory rate due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

          Income (Loss) from Continuing Operations.  Our income was $2.3 million, or $0.09 per common share, for the six months ended June 30, 2003, as compared to a loss of $1.6 million, or $0.06 per common share, for the six months ended June 30, 2002.  This net increase of $3.9 million was primarily due to the absence of restructuring expenses, lower employee compensation and related expenses due to an overall reduction in staff, partially offset by higher income tax expense.

          Cumulative Effect of Accounting Change.  In accordance with SFAS No. 142, we performed the required transitional impairment test on our goodwill as of January 1, 2002.  As a result of completing this test, we determined that the goodwill associated with our Munich operation was fully impaired as of January 1, 2002.  Accordingly, we recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002.  There was no income tax benefit associated with this charge since we believed it was more likely than not that future taxable income in Munich, Germany would not be sufficient to realize the related income tax benefit.

Liquidity and Capital Resources

          We historically have financed our operations primarily from funds generated from operations.  Net cash provided by operating activities was $1.5 million and $8.3 million for the six months ended June 30, 2003 and 2002, respectively.

          Net cash used in investing activities was $0.3 million and $0.1 million for the six months ended June 30, 2003 and 2002, respectively.  During the first six months of 2003 and 2002, we invested $0.9 million and $0.1 million in capital expenditures, respectively.  In addition, during the first six months of 2003 we collected $0.6 million of notes receivable.

          Net cash used in financing activities was $0.3 million for each of the six months ended June 30, 2003 and 2002. Our primary use of cash from financing activities during the six months ended June 30, 2003 and 2002 were repayments of debt and capital lease obligations of $0.2 million and $0.7 million, respectively, and the purchase of treasury stock for $0.1 million and $0.02 million, respectively.  Offsetting these items for the six months ended June 30, 2003 and 2002 were proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan of $0.1 million and $0.4 million, respectively.

          We are the guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal.  As of June 30, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $6.0 million, subject to adjustment in accordance with the terms of the lease.  This balance reduces by approximately $0.8 million per year through June 30, 2010.  The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent.  Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit.  Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible.  In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort.  In the event of a default, we would take all appropriate action to be reimbursed for this liability.  Based on our understanding of CentrPort’s overall business conditions and financial viability, no provision has been recorded for this potential liability.

          In October 2002, we established a program to repurchase over an eighteen month period up to $5.0 million of our common stock.  The timing and amount of purchases will be dependent upon a number of factors, including the price and availability of our common stock, general market conditions and other uses of funds.  The program may be discontinued at any time.  During the first six months of 2003, we repurchased 45,100 shares of common stock at an average price of $2.19 per share for a total cost of $0.1 million under this program.  In aggregate we have purchased 57,790 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of June 30, 2003.

Recently Issued Accounting Pronouncements

          In March 2003, the EITF published Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition.  The guidance is effective for revenue arrangements that we entered into in fiscal periods beginning after June 15, 2003.  Accordingly, we adopted EITF 00-21 on July 1, 2003 and we are currently evaluating what impact, if any, EITF 00-21 will have on our Consolidated Financial Statements.

          In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“Statement No. 149”). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We do not use derivative instruments, and therefore, we do not believe that the adoption of Statement No. 149 will have a material impact on our consolidated financial statements.

          In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. Statement No.

150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We are not party to any such financial instruments as defined under Statement No. 150, and therefore, we have determined that the adoption of this statement will not have a material effect on our consolidated financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our consolidated financial statements are denominated in U.S. dollars.  For the three months ended June 30, 2003 and 2002, we derived 14% and 19%, respectively, of our revenues from operations outside of the U.S.  For the six months ended June 30, 2003 and 2002, we derived 14% and 21%, respectively, of our revenues from operations outside of the U.S.  We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries.  These subsidiaries incur most of their expenses in the local currency.  Accordingly, our foreign subsidiaries use the local currency as their functional currency.  We are also exposed to foreign exchange rate fluctuations with respect to the British Pound and Brazilian Real as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation.  As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance.  The effect of foreign exchange rate fluctuation for the three months and six months ended June 30, 2003 and 2002 was not material.  Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results.  However, we would from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

          We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments.  Our investment policy calls for investment in short-term, low risk instruments.  We have limited our exposure to interest rate risk by investing in securities with maturities of one year or less.

ITEM 4.   CONTROLS AND PROCEDURES

          We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          During the quarter ended June 30, 2003, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) (the “Underwriters”). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the Underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

          On June 30, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint.  We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by our insurers.  The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations.  The settlement is partial because the Underwriters are not party to the settlement.

          If the settlement is not finalized, we will continue to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the litigation is not settled. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

          In August 2001, our subsidiary, Modem Media Canada, Inc. (“Modem Media Canada”), brought suit against City Core Properties, Ltd. (“Landlord”) in Ontario Supreme Court for breach of an office lease on the basis that the Landlord did not complete the building into which Modem Media Canada was to move (the “Space”). Modem Media Canada is claiming approximately $1.2 million in damages. The Landlord has counter-sued us, Modem Media Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The Space was repossessed by a mortgage holder and has been sold to an unrelated third party. We are currently in discovery for this litigation.  We believe that there is no basis for the counterclaims, we have meritorious defenses to the counterclaims and we intend to defend this action vigorously. Based on this belief, we believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   On April 30, 2003, we held our Annual Meeting of Stockholders at our offices in Norwalk, Connecticut.

(b)   At the Annual Meeting, our stockholders elected nine Directors, each to serve for the following year and until their successors are duly appointed.  The votes were cast for each of the following nominees for Director or were withheld with respect to such nominees, as follows:

	Votes

	For	Withheld

Robert C. Allen, II	23,072,480	24,812
Robert H. Beeby	23,073,496	23,796
Richard M. Hochhauser	23,074,136	23,156
Gerald M. O’Connell	23,073,496	23,796
Marc C. Particelli	23,074,136	23,156
Don Peppers	23,074,136	23,156
Donald L. Seeley	23,074,136	23,156
Larry Weber	23,074,136	23,156
Joseph Zimmel	23,074,136	23,156

(c) In addition to the election of Directors, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2003. The following votes were cast with respect to such appointment:

For:	23,097,162
Against:	130
Abstain:	0
Non-Vote:	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.	Description

31.1	Certification of Marc C. Particelli, President and Chief Executive Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Marc C. Particelli, President and Chief Executive Officer and Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

          We filed a Form 8-K, dated May 2, 2003, reporting in Item 9 and Item 12 that we issued a press release reporting our results of operations for the first quarter ended March 31, 2003 and guidance as to future results of operations.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	MODEM MEDIA, INC.

	By	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial Officer)

	By	/s/ BRIAN J. DICK

Brian J. Dick Vice President, Controller (Principal Accounting Officer)