Form 10-Q
period 2003-09-30
MODEM MEDIA INC
filed 2003-11-12
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

Commission File No. 0-21935

Modem Media, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1464807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 East Avenue

Norwalk, CT 06855

(203) 299-7000

(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

There were 26,302,852 shares of the Registrant’s Common Stock, $0.001 par value, issued and outstanding as of November 3, 2003.

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

•	our history of operating losses,

•	our ability to generate new demand for our services from new and existing clients,

•	the scope and timing of new assignments and client initiatives,

•	the allocation of resources to new business development,

•	spending levels and budget constraints of our clients,

•	our dependence on a limited number of clients,

•	the variability of our operating results,

•	our ability to accurately estimate costs in fixed-fee engagements,

•	our ability to attract and retain qualified professionals,

•	the ability of CentrPort to meet their obligations under its real estate lease, of which we are guarantor,

•	our ability to sub-lease our unoccupied office space,

•	the ability of our sub-tenants to continue to meet their obligations under our sub-lease agreements for parts of our San Francisco office space,

•	our need and ability to manage the level of our staff and capacity in the future,

•	our ability to manage third party vendors for the benefit of our clients,

•	the use of a significant portion of our cash on hand if we implement any additional cost reduction programs,

•	the potential decrease in our cash balance if we experience a material decrease in demand for our media purchasing services,

•	the potential future impairment of our goodwill,

•	our dependence on key management staff,

•	exclusivity arrangements with clients that may limit our ability to provide services to others,

•	pricing pressure for our services,

•	our ability to integrate acquired companies, if any,

•	utilization and recoverability of our deferred tax assets,

•	the timing of collections from our clients,

•	our ability to manage future growth,

•	our ability to respond to rapid technological change,

•	our dependence on the future growth of the internet and the market for our services,

•	our change of our financial and operational information system,

•	the long-term effects of the global recession,

•	changes in government regulation, including regulation of privacy and spam issues,

•	the volatility of the price of our stock,

•	the concentrated ownership of our stock, and

•	the effect of terrorist activities and military actions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$53,275	$49,312
Accounts receivable, net of bad debt reserve of $224 and $281, respectively	8,156	11,947
Unbilled revenues	1,517	909
Deferred income taxes	4,309	2,511
Prepaid expenses and other current assets	1,588	2,058

Total current assets	68,845	66,737
Noncurrent assets:
Property and equipment, net	7,516	8,687
Goodwill	43,156	43,156
Deferred income taxes	13,533	17,804
Other assets	3,297	3,413

Total noncurrent assets	67,502	73,060

Total assets	$136,347	$139,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$891	$2,338
Pre-billed media	10,466	12,301
Deferred revenues	2,338	2,344
Accrued restructuring	3,130	3,141
Accrued expenses and other current liabilities	6,860	8,663

Total current liabilities	23,685	28,787
Noncurrent liabilities:
Accrued restructuring	13,091	16,387
Other liabilities	1,013	1,209
Stockholders’ equity:
Common stock, $.001 par value—145,000,000 shares authorized, 26,424,569 and 26,188,475 issued, respectively	26	26
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	192,888	191,720
Deferred compensation	(268)	—
Accumulated deficit	(92,480)	(96,812)
Treasury stock, 264,522 and 219,422 shares of common stock, respectively, at cost	(1,351)	(1,251)
Accumulated other comprehensive loss	(257)	(269)

Total stockholders’ equity	98,558	93,414

Total liabilities and stockholders’ equity	$136,347	$139,797

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
				(Restated)
Revenues	$14,630	$17,811	$44,575	$55,153
Cost of revenues	7,221	9,075	21,826	28,198

Gross profit	7,409	8,736	22,749	26,955
Operating expenses:
Selling, general and administrative	4,338	4,771	14,099	17,097
Restructuring and other charges (credits), net	(1,111)	—	(1,111)	7,942
Depreciation and amortization	612	1,078	2,413	3,592

Total operating expenses	3,839	5,849	15,401	28,631

Operating income (loss)	3,570	2,887	7,348	(1,676)
Gain on sale of CentrPort stock	—	—	—	2,317
Interest income	129	186	420	565
Other income (expense), net	(171)	180	(513)	(71)

Income from continuing operations before income taxes	3,528	3,253	7,255	1,135
Provision for income taxes	1,466	1,143	2,923	611

Income from continuing operations	2,062	2,110	4,332	524

Discontinued operations:
Operating loss	—	(224)	—	(4,762)
Provision (benefit) for income taxes	—	140	—	(5,375)

Income (loss) from discontinued operations	—	(364)	—	613

Income before cumulative effect of accounting change	2,062	1,746	4,332	1,137
Cumulative effect of accounting change	—	—	—	(3,391)

Net income (loss)	$2,062	$1,746	$4,332	$(2,254)

Basic per share data:
Income from continuing operations	$0.08	$0.08	$0.17	$0.02
Income (loss) from discontinued operations	—	(0.01)	—	0.02

Income before cumulative effect of accounting change	0.08	0.07	0.17	0.04
Cumulative effect of accounting change	—	—	—	(0.13)

Net income (loss)	$0.08	$0.07	$0.17	$(0.09)

Diluted per share data:
Income from continuing operations	$0.08	$0.08	$0.16	$0.02
Income (loss) from discontinued operations	—	(0.01)	—	0.02

Income before cumulative effect of accounting change	0.08	0.07	0.16	0.04
Cumulative effect of accounting change	—	—	—	(0.13)

Net income (loss)	$0.08	$0.07	$0.16	$(0.09)

Weighted-average number of common shares outstanding:
Basic	26,044	25,964	25,990	25,930

Diluted	26,667	26,105	26,330	26,164

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net income (loss)	$4,332	$(2,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,413	3,838
Non-cash restructuring and other charges	—	3,696
Gain from the sale of CentrPort stock	—	(2,317)
Cumulative effect of accounting change — goodwill impairment	—	3,391
Non-cash income taxes	2,473	(5,055)
Provision for doubtful accounts	—	(178)
Amortization of deferred compensation	159	—
Changes in assets and liabilities:
Accounts receivable	3,791	6,626
Unbilled revenues	(608)	(1,757)
Prepaid expenses and other assets	(38)	801
Accounts payable, accrued expenses and other liabilities	(3,158)	(6,561)
Pre-billed media	(1,834)	(893)
Deferred revenues	(6)	(1,952)
Accrued restructuring	(3,307)	6,228

Net cash provided by operating activities	4,217	3,613

Cash flows from investing activities:
Purchases of property and equipment	(1,241)	(175)
Collection of notes receivable	624	69

Net cash used in investing activities	(617)	(106)

Cash flows from financing activities:
Purchases of treasury stock	(100)	(19)
Payments of notes payable and capital lease obligations	(294)	(775)
Exercises of stock options and purchases under employee stock purchase plan	742	496

Net cash provided by (used in) financing activities	348	(298)

Effect of exchange rates on cash and cash equivalents	15	(193)

Net increase in cash and cash equivalents	3,963	3,016
Cash and cash equivalents, beginning of the period	49,312	40,995

Cash and cash equivalents, end of the period	$53,275	$44,011

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Modem Media, Inc. (the “Company”) is an interactive marketing strategy and services firm. The Company is a marketing partner to some of the world’s leading companies and uses digital marketing and technologies to help its clients realize greater value from their most vital asset—their customers. The Company leverages its experience in marketing and business strategy, marketing programs, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company maintains offices in San Francisco, London and São Paulo.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In accordance with Emerging Issue Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”), the Company reports reimbursable pass-through expenses as a component of revenues and cost of revenues. This component of revenue was less than 3% of total revenues for all periods presented.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from three clients representing 26%, 14% and 13% of revenues for the three months ended September 30, 2003, and revenues from three clients representing 24%, 18% and 11% of revenues for the nine months ended September 30, 2003. The Company had revenues from four clients representing 21%, 20%, 12% and 11% of revenues for the three months ended September 30, 2002. The Company had revenues from three clients representing 18%, 15% and 11% of revenues for the nine months ended September 30, 2002. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had four clients accounting for 18%, 17%, 13% and 11% of total gross accounts receivable as of September 30, 2003. The Company had three clients accounting for 38%, 18% and 14% of total gross accounts receivable as of December 31, 2002.

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

If compensation expense for stock options awarded under the Company’s plans were to have been determined in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
				(Restated)
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss) as reported	$2,062	$1,746	$4,332	$(2,254)
Stock–based compensation recorded, net of tax	32	—	96	—

Sub total	2,094	1,746	4,428	(2,254)
Stock-based compensation expense determined under SFAS 123, net of tax	651	1,061	1,966	3,561

Pro forma net income (loss)	$1,443	$ 685	$2,462	$(5,815)

Net income (loss) per share:
Basic income (loss) per share, as reported	$ 0.08	$ 0.07	$ 0.17	$ (0.09)

Basic income (loss) per share, pro forma	$ 0.06	$ 0.03	$ 0.09	$ (0.22)

Diluted income (loss) per share, as reported	$ 0.08	$ 0.07	$ 0.16	$ (0.09)

Diluted income (loss) per share, pro forma	$ 0.05	$ 0.03	$ 0.09	$ (0.22)

The effects of applying SFAS No. 123 in the pro forma net income (loss) disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

During the first quarter of 2003, as a partial payment under the Company’s management incentive plan, the Company issued approximately 244,000 options to purchase its common stock to certain management employees at an exercise price of $0.58 per share. The Company recorded deferred compensation expense of approximately $0.4 million relating to these options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. This balance will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2004. The Company has amortized approximately $0.05 million and $0.16 million of deferred compensation during the three and nine months ended September 30, 2003, respectively.

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

Net Income Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three months ended September 30, 2003 and 2002, outstanding options to purchase shares of common stock of approximately 1.9 million and 6.0 million, respectively, were not included in the computation of diluted net income per share because to do so would have an antidilutive effect for the periods presented. For the nine months ended September 30, 2003 and 2002, outstanding options of approximately 4.6 million and 5.2 million, respectively, were likewise excluded. The following table details the computation of basic and diluted earnings per share for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Income from continuing operations	$ 2,062	$ 2,110	$ 4,332	$ 524

Weighted average common shares outstanding—basic	26,044	25,964	25,990	25,930
Assumed conversion of dilutive securities	623	141	340	234

Weighted average common shares outstanding—diluted	26,667	26,105	26,330	26,164

Basic earnings per share for income from continuing operations	$ 0.08	$ 0.08	$ 0.17	$ 0.02

Diluted earnings per share for income from continuing operations	$ 0.08	$ 0.08	$ 0.16	$ 0.02

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

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income—The Company reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments and available-for-sale securities as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income was $2.1 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive income (loss) was $4.3 million and $(1.4) million for the nine months ended September 30, 2003 and 2002, respectively.

Recently Issued Accounting Pronouncements

In March 2003, the EITF published Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003 and the Company has determined that the adoption of this statement did not have a material effect on its consolidated financial statements or disclosures.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“Statement No. 149”). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company does not use derivative instruments, and therefore, the adoption of Statement No. 149 did not have a material impact on its consolidated financial statements.

NOTE 2. Discontinued Operations and Restatement of Prior Period Financial Results

In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich and Hong Kong ceased. In accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenue for discontinued operations for the three and nine months ended September 30, 2002 was $0.3 million and $2.4 million, respectively.

In connection with the reclassification of the results of these operations, the Company also noted certain errors within accrued liabilities associated with its continuing operations that were generated in prior periods. Therefore, the Company has restated its historical results to adjust for these items. The impact of these adjustments served to decrease selling, general and administrative expenses and the loss from continuing operations before income taxes by approximately $0.1 million in the first quarter of 2002. The correction for these items had no impact on the timing or amount of the Company’s revenue or cash flow. The impact of the restatement on the net loss for the nine months ended September 30, 2002 is as follows:

	Nine Months Ended September 30, 2002
	(in thousands, except per share amounts)

	As Previously Reported	As Restated
Net loss	$(2,329)	$(2,254)
Basic and diluted net loss per share	$(0.09)	$(0.09)

NOTE 3. Restructuring and Other Charges (Credits), Net

Continuing Operations

The Company initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from its clients. These actions were completed in the third and fourth quarters of 2002 and included staff reductions and a reduction in office space in the Company’s U.S. and London offices. In October 2003 the Company entered into a sub-lease arrangement with a third party for part of the Company’s San Francisco office space. Accordingly, $1.1 million of the previously established restructuring accrual was reversed in the third quarter of 2003.

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

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2002	Charges (Credits)	Cash Uses	Other	Balances at September 30, 2003
	(In thousands)
Facilities	$19,192	$(1,111)	$(2,569)	$319	$15,831
Severance	114	—	(66)	(12)	36
Other exit costs	222	—	(46)	178	354

Total	$19,528	$(1,111)	$(2,681)	$485	16,221

Less: current portion					3,130

Long-term portion					$13,091

Included in “other” within the facilities category is $0.4 million in interest expense and $0.1 million of the impact of foreign currency translation adjustments and is partially offset by a reclass of $0.2 million from “facilities” to “other exit costs” to better reflect the remaining restructure accrual.

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

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of September 30, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.8 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure the Company’s release from its guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate action to be reimbursed for this liability. Based on the Company’s understanding of CentrPort’s overall business conditions and financial viability, no provision has been recorded for this potential liability.

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

On June 30, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its Underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO Litigation. The settlement is partial because the Underwriters are not party to the settlement. We understand that a majority of the other issuer defendants in the consolidated actions have also conditionally approved the proposed settlement.

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

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Restructuring Liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, reduce excess office facilities and equipment, and terminate employees. The liability for the excess office facilities is equal to the present value of the future minimum lease payments under contractual obligations offset by estimated future sublease payments. In determining the estimates for the excess office facilities, we evaluated our potential to sublease our excess office space and our ability to renegotiate various leases at more favorable terms and in some instances obtain relief through relocation of office space. These sublease estimates, which were made in connection with our real estate advisers, are based on current and projected conditions in the real estate and economic markets in which we have excess office space. If our assumptions about future events are more or less favorable than those we have projected, we may be required to adjust existing accrued restructuring liabilities associated with this excess office space.

We continue to pursue potential sublease opportunities in all of these markets. We have recently experienced some interest in our London office space and we will be pursuing this interest in the fourth quarter of 2003. Should we be able to sublease this office space, or any of our other office space, we would reverse the appropriate portion of the existing restructuring accrual related to this facility at such time.

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

At September 30, 2003 deferred tax assets were $17.8 million, net of a $1.3 million valuation allowance. The net deferred tax assets of $17.8 million represents net operating loss carry forwards and deductible temporary differences, which are more likely than not to be utilized in the future. We considered all of the available evidence in evaluating the recoverability of our deferred tax assets; however, a change in circumstances, including expectations as to our projected future taxable income, may have a material impact on the recoverability of deferred tax assets and on future operating results.

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

We performed our annual goodwill impairment test during the fourth quarter of 2002 and determined that the goodwill was not impaired. We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicates impairment may have occurred. We will perform our next annual goodwill impairment test during the fourth quarter of 2003. If our projections of future cash flows are lower than the current estimates, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million.

Lease Guarantee

We are the guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of September 30, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.8 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability. Based on our understanding of CentrPort’s overall business conditions and financial viability, no provision has been recorded for this potential liability.

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

Our ten largest clients accounted for 91% and 90% of consolidated revenues for the three months ended September 30, 2003 and 2002, respectively, and 88% and 87% of consolidated revenues for the nine months ended September 30, 2003 and 2002, respectively. Three clients individually accounted for 26%, 14% and 13% of our revenues in the three months ended September 30, 2003. Three clients accounted for 24%, 18% and 11% of our revenues in the nine months ended September 30, 2003. Four clients individually accounted for 21%, 20%, 12% and 11% of our revenues in the three months ended September 30, 2002. Three clients accounted for 18%, 15% and 11% of our revenues in the nine months ended September 30, 2002. We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Revenues decreased $3.2 million, or 18%, to $14.6 million for the three months ended September 30, 2003 from $17.8 million for the three months ended September 30, 2002. This decline in revenues was primarily attributable to a decrease in total billed hours, partially offset by an increase in average revenue per billed hour. This decline in total billed hours was attributable to a decrease in demand for our services due to the continued overall reduction in marketing spending from most of our significant clients.

Cost of Revenues. Cost of revenues decreased $1.9 million, or 20%, to $7.2 million for the three months ended September 30, 2003 from $9.1 million for the three months ended September 30, 2002. This decrease in cost of revenues was primarily due to a reduction in employee compensation and related expenses principally caused by a reduction in staff and to the use of consultants. This decrease was mainly in line with the reduced demand for our services.

Gross Profit. Gross profit margin increased to 51% of revenues for the three months ended September 30, 2003 from 49% for the three months ended September 30, 2002. This increase was primarily due to an increase in the average revenue per billed hour, as a result of a favorable improvement in the billed rates for several significant engagements and from the completion of certain lower margin projects during 2002. This increase in gross profit margin was partially offset by lower utilization (billed hours divided by total capacity hours of billed employees) of 70% for the three months ended September 30, 2003 versus 83% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.5 million, or 9%, to $4.3 million for the three months ended September 30, 2003 from $4.8 million for the three months ended September 30, 2002. The decrease in selling, general and administrative expenses were primarily due to a reduction in employee compensation and related expenses mainly caused by a reduction in staff. In addition, facilities-related expenses decreased due to the restructuring actions taken in 2002. The decrease was partially offset by the absence of a benefit of $0.5 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities.

Restructuring and Other Charges (Credits), Net. Restructuring and other charges (credits), net, of $(1.1) million for the three months ended September 30, 2003 represent the reversal of previously recorded restructuring charges as a result of sub-letting office space within our San Francisco office. There were no restructuring and other charges (credits), net, for the three months ended September 30, 2002. Restructuring and other charges (credits), net, consists of facilities charges, severance costs and other office related costs.

Depreciation and Amortization. Depreciation and amortization decreased $0.5 million to $0.6 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002. The decrease in depreciation and amortization was attributable to the write-off of certain property and equipment in 2002 and to certain assets becoming fully depreciated during the last quarter of 2002 and the first half of 2003.

Interest Income. Interest income decreased by $0.1 million to $0.1 million for the three months ended September 30, 2003 from $0.2 million for the three months ended September 30, 2002. This decrease was primarily attributable to the decrease in average interest rates for the three months ended September 30, 2003 compared to the same period in 2002.

Other Income (Expense), Net. Other expense, net, increased $0.4 million to $0.2 million for the three months ended September 30, 2003 from income of $0.2 million for the three months ended September 30, 2002. Other expense increased primarily as a result of the absence of a benefit of $0.4 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities, partially offset by a decrease in interest expense of $0.1 million.

Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2003 was $1.5 million compared to $1.1 million for the three months ended September 30, 2002. The effective income tax provision rate was 42% for the three months ended September 30, 2003 compared to 35% for the three months ended September 30, 2002. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective tax rates differ from the federal statutory rates due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues decreased $10.6 million, or 19%, to $44.6 million for the nine months ended September 30, 2003 from $55.2 million for the nine months ended September 30, 2002. This decline in revenues was primarily attributable to a decrease in total billed hours, partially offset by an increase in average revenue per billed hour. This decline in total billed hours was attributable to a decrease in demand for our services due to the continued overall reduction in marketing spending from most of our significant clients.

Cost of Revenues. Cost of revenues decreased $6.3 million, or 23%, to $21.9 million for the nine months ended September 30, 2003 from $28.2 million for the nine months ended September 30, 2002. This decrease in cost of revenues was primarily due to a reduction in employee compensation and related expenses mainly caused by a reduction in staff.

Gross Profit. Gross profit margin increased to 51% of revenues for the nine months ended September 30, 2003 from 49% for the nine months ended September 30, 2002. This increase was primarily due to an increase in the average revenue per billed hour, as a result of a favorable improvement in the billed rates for several significant engagements and from the completion of certain lower margin projects during 2002. This increase in gross profit margin was partially offset by lower utilization (billed hours divided by total capacity hours of billed employees) of 72% for the nine months ended September 30, 2003 versus 78% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $3.0 million, or 18%, to $14.1 million for the nine months ended September 30, 2003 from $17.1 million for the nine months ended September 30, 2002. The decrease in selling, general and administrative expenses were mainly due to a reduction in employee compensation and related expenses principally caused by a reduction in staff. In addition, facilities-related expenses decreased due to the restructuring actions taken in 2002. The decrease was partially offset by the absence of a benefit of $0.5 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities.

Restructuring and Other Charges (Credits), Net. Restructuring and other charges (credits), net, of $(1.1) million for the nine months ended September 30, 2003 represent the reversal of previously recorded restructuring charges as a result of sub-letting of certain office space within our San Francisco office. Restructuring and other charges (credits), net, of $7.9 million for the nine months ended September 30, 2002 include costs related to office leases for our excess facilities, fixed asset dispositions and severance costs related to the reduction of staff across multiple offices.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million, or 33%, to $2.4 million for the nine months ended September 30, 2003 from $3.6 million for the nine months ended September 30, 2002. The decrease in depreciation and amortization was attributable to the restructuring actions taken in 2002, which included the write-off of certain property and equipment, and to certain assets becoming fully depreciated during 2002 and 2003.

Interest Income. Interest income decreased by $0.2 million to $0.4 million for the nine months ended September 30, 2003 from $0.6 million for the nine months ended September 30, 2002. This decrease was primarily attributable to the decrease in average interest rates for the nine months ended September 30, 2003 compared to the same period in 2002.

Other Expense, Net. Other expense, net increased $0.4 million to $0.5 million for the nine months ended September 30, 2003 from $0.1 million for the nine months ended September 30, 2002. Other expense increased primarily due to the absence of a $0.4 million benefit from the favorable settlement during the third quarter of 2002 of previously accrued liabilities.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2003 was $2.9 million compared to $0.6 million for the nine months ended September 30, 2002. The effective income tax provision rate was 40% for the nine months ended September 30, 2003 compared to 54% for the nine months ended September 30, 2002. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective tax rate differs from the federal statutory rate due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

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

Liquidity and Capital Resources

We historically have financed our operations primarily from funds generated from operations. Net cash provided by operating activities was $4.2 million and $3.6 million for the nine months ended September 30, 2003 and 2002, respectively.

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2003 compared to $0.1 million for the nine months ended September 30, 2002. During the first nine months of 2003, we invested $1.2 million in capital expenditures. In addition, during the first nine months of 2003 we collected $0.6 million of notes receivable.

Net cash provided by (used in) financing activities was $0.3 million for the nine months ended September 30, 2003 compared to $(0.3) million for the nine months ended September 30, 2002. Our primary use of cash from financing activities during the nine months ended September 30, 2003 and 2002 were repayments of debt and capital lease obligations of $0.3 million and $0.8 million, respectively, and the purchase of treasury stock for $0.1 million and $0.02 million, respectively. Offsetting these items for the nine months ended September 30, 2003 and 2002 were proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan of $0.7 million and $0.5 million, respectively.

We are the guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of September 30, 2003, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.8 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability. Based on our understanding of CentrPort’s overall business conditions and financial viability, no provision has been recorded for this potential liability.

In October 2002, we established a program to repurchase over an eighteen month period up to $5.0 million of our common stock. The timing and amount of purchases will be dependent upon a number of factors, including the price and availability of our common stock, general market conditions and other uses of funds. The program may be discontinued at any time. During the first nine months of 2003, we repurchased 45,100 shares of common stock at an average price of $2.19 per share for a total cost of $0.1 million under this program. In aggregate we have purchased 57,790 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of September 30, 2003.

Recently Issued Accounting Pronouncements

In March 2003, the EITF published Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance is effective for revenue arrangements that we entered into in fiscal periods beginning after June 15, 2003. Accordingly, we adopted EITF 00-21 on July 1, 2003 and we have determined that the adoption of this statement did not have a material effect on our consolidated financial statements and disclosures.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” (“Statement No. 149”). Statement No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We do not use derivative instruments, and therefore, the adoption of Statement No. 149 did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended September 30, 2003 and 2002, we derived 12% and 18%, respectively, of our revenues from operations outside of the U.S. For the nine months ended September 30, 2003 and 2002, we derived 13% and 20%, respectively, of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound and Brazilian Real as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. The effect of foreign exchange rate fluctuation for the three months and nine months ended September 30, 2003 and 2002 was not material. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we would from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments. Our investment policy calls for investment in short-term, low risk instruments. We have limited our exposure to interest rate risk by investing in securities with maturities of one year or less.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2003, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 30, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. The settlement is partial because the Underwriters are not party to the settlement. We understand that a majority of the other issuer defendants in the consolidated actions have also conditionally approved the proposed settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, since the end of the second quarter of 2003, our Audit Committee has approved additional engagements of PricewaterhouseCoopers LLP, our independent auditors, to perform the following:

(a) non-audit services: evaluate our design of our internal controls that are required by section 404 of the Sarbanes-Oxley Act; and

(b) audit related services: audit our 401(K) employee benefit plan for the years ended December 31, 2002 and December 31, 2003.

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

We filed a Form 8-K, dated August 5, 2003, reporting in Item 7, Item 9 and Item 12 that we issued a press release reporting our results of operations for the second quarter ended June 30, 2003 and guidance as to future results of operations.

We filed a Form 8-K, dated November 5, 2003, reporting in Item 7, Item 9 and Item 12 that we issued a press release reporting our results of operations for the third quarter ended September 30, 2003 and guidance as to future results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	MODEM MEDIA, INC.

	By	/s/ FRANK J. CONNOLLY, JR.
Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial Officer)

	By	/s/ BRIAN J. DICK
Brian J. Dick Vice President, Controller (Principal Accounting Officer)