Form 10-K
period 2003-12-31
MODEM MEDIA INC
filed 2004-03-26
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the Company’s Common Stock held by non-affiliates as of June 30, 2003, computed by reference to the closing price of such stock on such date, was $49.4 million.

There were 26,598,355 shares of the Registrant’s Common Stock, $.001 par value, outstanding as of March 15, 2004.

Documents Incorporated by Reference:

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than April 29, 2004.

MODEM MEDIA, INC.
REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document includes forward-looking statements within the meaning of Section 21E(i)(1) of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following:

•	our history of operating losses,
•	our dependence on a limited number of clients, including the credit risk posed by any of our clients and the potential bankruptcy of any of our clients.
•	our exclusivity arrangements with clients that may limit our ability to provide services to others,
•	spending levels and budget constraints of our clients for interactive marketing services,
•	our ability to generate new demand for our services from new and existing clients,
•	the variability of our operating results,
•	our ability to accurately estimate costs in fixed-fee engagements,
•	the need to implement any additional cost reduction programs if demand for our services were to decline,
•

our ability to sub-lease our unoccupied office space and the ability of our sub-tenants to continue to meet their obligations under our sub-lease agreements for parts of our San Francisco office space,

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor,
•	utilization of our deferred tax assets,
•	our need and ability to manage the level of our staff and capacity in the future,
•	our dependence on key management staff,
•	our ability to manage third party vendors for the benefit of our clients,
•	the potential disruption of information systems due to unanticipated problems or failures,
•	our ability to maintain our reputation and expand name recognition to remain competitive,
•	the potential liability to our clients for damages,
•	the impact of our involvement in litigation, including class action lawsuits,
•	our ability to use intellectual property in the future,
•	our ability to integrate acquired companies, if any,
•	significant competition within the industry and low barriers to entry,
•	our dependence on the future growth and development of the internet and the market for our services,
•	changes in government regulation, including regulation of privacy issues,
•	customer concerns about privacy and data usage on the Internet and other interactive channels,
•	our ability to respond to rapid technological change,
•	the volatility of the price of our stock,
•	the potential dilution of earnings per share from the exercise of outstanding stock options, and
•	the difficulty of acquisition by a third party due to anti-takeover provisions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I

ITEM 1.	BUSINESS

Overview

Founded in 1987, Modem Media is a leading interactive marketing strategy and services firm. We have established and maintained long-standing relationships with many of the world’s leading Fortune 500 companies including Delta Air Lines, General Motors, IBM, Michelin, Sprint, and Kraft. We offer our clients a comprehensive range of interactive marketing services that includes strategic consulting and research, website design, interactive advertising and promotions, email marketing, search marketing and data collection and analysis. Our services encompass all interactive channels including websites, Internet applications, wireless applications, email and other emerging communication channels to achieve our clients’ marketing objectives. We have been able to compete successfully and maintain deep client relationships due to our proven ability to deliver creative, innovative solutions that produce meaningful results for our clients driven by our singular focus on the interactive marketing services sector. We help our clients realize greater value from their most vital asset – their customers – through the following business basics:

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

We were one of the first companies to provide interactive marketing services, and over the past 17 years have distinguished ourselves through numerous industry innovations and have been consistently recognized for our creative and effective solutions. We pioneered the use of Internet advertising, email direct marketing and online market research. We have won over 100 awards, most recently highlighted by AD:Tech’s “Best Interactive Brand Campaign” award for our 2003 campaign for Delta Air Lines and Media Magazine’s “Best of the Internet” award for our 2003 advertising campaign for Heineken and Harrisdirect.

Market Overview

Interactive channels and their use continue to evolve and change at a rapid pace, creating significant business opportunities. This change has driven the demand for interactive marketing services, and we believe this demand will grow based on several recent trends including:

•

a shift in corporate emphasis from simply building Internet websites towards utilizing interactive channels efficiently to increase revenues, enhance customer service and achieve seamless integration of marketing initiatives;

•

increased recognition of the interactive medium as a critical component of any marketing strategy as a result of continued growth in users and time spent online, and continued improvement in delivering messages to a targeted audience and measuring campaign effectiveness;

•

a sustained increase in broadband and wireless access, enabling easier, more frequent use of interactive channels, thereby creating additional opportunities for marketing and connecting with customers;

•	increased use of online search engines and information gathering on purchasing decisions; and
•	overall growth in the economy and expected expansion of marketing expenditures by the Fortune 500.

Services

Marketing Insights, Strategy and Planning

We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our understanding of the needs and preferences of our clients’ customers, assessing their value to the client’s business, prioritizing customer segments and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology architecture and planning and media partnership strategy.

Marketing Platform Design and Development

We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include websites and wireless applications, intranets and extranets that support our clients’ needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design, including user interface and experience design, information architecture, application development, content management, personalization systems and marketing automation tools.

Marketing Program Design and Execution

We conceive, create and distribute the marketing programs that turn our clients’ prospects into customers. We test, track and optimize digital experiences to achieve each client’s marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas, online advertising and promotions and data analysis. Our marketing program teams bring expertise in creative design and execution, marketing plan development, media services, as well as database marketing, management and analysis.

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

We have a diverse roster of clients that crosses multiple industries and geographies. Our top ten clients accounted for 88% of our revenues in 2003 and Delta Air Lines, General Motors and IBM accounted for 23%, 18% and 12%, respectively, of our revenues in 2003. General Motors, Delta Air Lines and Michelin accounted for 19%, 17% and 11%, respectively, of our revenues in 2002. Philips and Delta Air Lines accounted for 23% and 10%, respectively, of our revenues in 2001.

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

Employees and Culture

As of December 31, 2003, we employed 279 employees, excluding temporary workers, across our global network of offices including 208 in billable positions, as well as 71 in selling, general and administrative positions. We also hire temporary employees and contract service providers, as needed. Our employees are not represented by any union. We consider our employee relations to be good.

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

We are headquartered in Norwalk, Connecticut; we also maintain offices in San Francisco, London and São Paulo.

Competition

The market for the services we provide is highly competitive. Our primary competitors include:

•

interactive marketing and technology specialists such as SBI.Razorfish Group Inc., Grey Global Group’s Grey Digital Marketing, Omnicom Group’s Agency.com and Organic, Tribal DDB, Havas’ Euro RSCG Circle and WPP Group’s Ogilvy Interactive, and Interpublic’s Zentropy and FCBi,

•	direct marketing specialists such as Digitas and the direct marketing arms of advertising holding companies such as Omnicom Group’s Rapp Collins and WPP Group’s OgilvyOne and Wunderman, and
•	internal e-business, technology, marketing and design departments.

We believe that the main competitive factors in our industry include:

•	overall expertise in digital channels,
•	breadth and depth of existing client relationships,
•	strategic consulting to win new opportunities,
•	quality of strategic insights,
•	understanding of online consumer behavior across industries,
•	technological knowledge,
•	creative design skills,
•	ability to deploy services across geographic regions,
•	speed of development and implementation of services,
•	ability to price, execute and manage fixed fee projects,
•	client references,
•	client satisfaction,
•	ability to recruit and retain qualified professionals,
•	brand name recognition and marketing influence, and
•	financial stability.

Acquisitions and Other

In February 2000, we acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (collectively, “Vivid”), for $63.6 million. Vivid was a professional services company with approximately 100 employees that provided internet engineering and information architecture services primarily to internet start-ups. The consideration was comprised of $10.2 million in cash, 446,010 shares of our common stock at $14.4 million and $39.0 million in value related to employee stock options that were converted to Modem Media stock options. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Vivid have been included in our consolidated financial statements from the date of its acquisition. The allocation of the excess of purchase price over the fair value of net assets acquired of $64.5 million was being amortized over a five-year period. As of the end of the fourth quarter of 2000, we concluded that the goodwill associated with the Vivid acquisition was impaired resulting in the write-off of the unamortized balance of $52.8 million.

In February 2000, we acquired substantially all of the assets of Eurokapi Multimedia S.A. (“Eurokapi”), a builder and marketer of e-businesses in Paris, France, for $0.5 million in cash. The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Eurokapi have been included in our consolidated financial statements from the date of its acquisition. The excess of purchase price over the net assets acquired of $0.5 million was being amortized over a five-year period. However, due to adverse market conditions and lower revenues in our Paris office management’s estimates of such office’s future operating performance and cash flows declined substantially. Based on the revised estimates, management determined that the value of the goodwill associated with the acquisition of Eurokapi was not recoverable and recorded an impairment charge of $0.3 million in the third quarter of 2001 (see Note 3 of the Notes to Consolidated Financial Statements). In the first quarter of 2002, we ceased our operations in Paris, France.

In October 1999, we acquired 100% of the outstanding capital stock of MEX Multimedia Experts GmbH, a developer of interactive business solutions in Munich, Germany, for $5.4 million, which was comprised of $3.0 million in cash and $2.4 million of our common stock. Due to adverse market conditions and lower revenue in our Munich office, our estimates of future operating performance and cash flows declined substantially. As a result, we determined that the goodwill associated with our Munich operations was fully impaired as of January 1, 2002 and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we recorded an impairment of goodwill of $3.4 million, effective January 1, 2002. We also recorded a restructuring charge of $1.6 million in the second quarter of 2002 (see Note 3 of Notes to Consolidated Financial Statements). In the third quarter of 2002, we ceased operations and closed our office in Munich, Germany.

In June 1999, we acquired 100% of the outstanding capital stock of a builder and marketer of e-businesses in Tokyo, Japan for $1.4 million in cash. During 2000, Modem Media Japan experienced material adverse changes in market conditions and a gradual worsening of its client relationships, which led to substantial declines in the office’s operating results and cash flows. Due to these developments, we performed an evaluation of the recoverability of the goodwill. Based on this evaluation, we concluded that the value of the goodwill associated with Modem Media Japan was impaired. As a result, the unamortized balance of $1.5 million was written off during the fourth quarter of 2000. During 2001, we ceased operations and closed the office in Tokyo, Japan.

Financial Information about Geographic Areas

Reference is made to Note 14 of the “Notes to Consolidated Financial Statements within Item 8—Financial Statements and Supplementary Data” in Part II of this report.

Additionally Available Information

We make available financial information, news releases and other information on our web site at www.modemmedia.com. We make available a direct link from the web site to our Securities and Exchange Commission (“SEC”) filings in the EDGAR database, free of charge, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s web site at www.sec.gov or at the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549. Information about the Public Reference Room is available at 1-800-SEC-0330.

The SEC allows us to “incorporate by reference” the information we file with them which means that we can disclose important information to you by referring you to those documents. Copies of these filings also are available at www.modemmedia.com, www.sec.gov or from the SEC.

ITEM 2.	PROPERTIES

Our headquarters and principal operating office is located in Norwalk, Connecticut, where we lease 106,900 square feet of space as of December 31, 2003, of which 61,600 square feet are currently occupied. This lease expires in January 2009. We also lease office space for ongoing operations in San Francisco, London and São Paulo, with various lease expiration dates until March 2010. The office space leased in New York City, which we do not occupy, has a lease which expires in September 2004. The following table sets forth the occupied, sub-let and excess space at each of these locations:

	Office Space in Square Feet

Location	Total	Company Occupied	Third Party Sub-let	Available Excess Space

Norwalk, Connecticut	106,900	61,600	—	45,300
New York, New York	34,600	—	34,600	—
San Francisco, California	63,300	24,900	26,000	12,400
London, United Kingdom	20,500	10,900	—	9,600
São Paulo, Brazil	1,800	1,800	—	—

	227,100	99,200	60,600	67,300

ITEM 3.	LEGAL PROCEEDINGS

Litigation. Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) (the “Underwriters”). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to our initial public offering. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the Underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

On June 30, 2003, a committee of our board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the initial public offering litigations. The settlement is partial because the Underwriters are not party to the settlement. We understand that a majority of the other issuer defendants in the consolidated actions have also conditionally approved the proposed settlement.

If the settlement is not finalized, we will continue to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the litigation is not settled. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

In August 2001, our subsidiary, Modem Media Canada, Inc., brought suit against its landlord, City Core Properties, Ltd., in Ontario Supreme Court for breach of an office lease on the basis that the landlord did not complete the building into which Modem Media Canada was to move. Modem Media Canada is claiming approximately $1.2 million in damages. The landlord has counter-sued us, Modem Media Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The office space was repossessed by a mortgage holder and has been sold to an unrelated third party. We are currently in discovery for this litigation. We believe that there is no basis for the counterclaims, we have meritorious defenses to the counterclaims and we intend to defend this action vigorously. Based on this belief, we believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

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

There were no matters submitted to a vote of our security holders through the solicitation of proxies or otherwise during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market under the symbol “MMPT.” The table below sets forth, for the periods indicated, the high and low closing sales prices of our common stock as reported and reflects all stock splits effected by us.

2002	High	Low

First quarter	$4.70	$3.00
Second quarter	4.50	3.60
Third quarter	3.40	1.95
Fourth quarter	2.78	1.85

2003	High	Low

First quarter	$2.61	$1.91
Second quarter	3.98	2.00
Third quarter	5.18	3.37
Fourth quarter	8.17	4.81

On March 15, 2004, there were approximately 4,300 stockholders of record of our common stock. The closing stock price as of March 15, 2004 was $7.10, as report by the Nasdaq National Market.

We have never declared, nor have we paid, any cash dividends on our common stock. We currently intend to retain our earnings to finance future growth and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

In December 2003, The Interpublic Group of Companies, Inc. (“IPG”) sold an aggregate of 10,955,000 of their 11,103,000 shares in an underwritten public offering, including 1,455,000 shares which were sold pursuant to the underwriters’ exercise of an over-allotment option. G.M. O’Connell, our chairman and co-founder, sold 150,000 shares in the offering. Robert Allen, a director and co-founder, sold 50,000 shares in the offering. We received no proceeds from the sale of these shares by our stockholders. As of February 29, 2004, IPG owns approximately 130,000 shares of our common stock, which represents approximately 0.5% of our outstanding shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The statements of operations data for the fiscal years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our consolidated financial statements and are included elsewhere herein. The consolidated financial statements as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2003, 2002, 2001 and 2000 have been audited by PricewaterhouseCoopers LLP, our independent auditors.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the consolidated financial statements for the fiscal years ended December 31, 2001, 2000, and 1999 have been reclassified to reflect our discontinued operations. As a result, our consolidated financial statements as of December 31, 2000 and for the year ended December 31, 1999 have changed and are therefore considered unaudited (see reference (1) below). We dismissed Arthur Andersen LLP as our independent auditors effective May 28, 2002, and since Arthur Andersen LLP has ceased operations, their audit opinion cannot be updated and therefore those periods are presented as unaudited.

	Year Ended December 31,

	2003	2002	2001(1)	2000(1,2)	1999(1,2)

Statements of Operations Data:	(in thousands, except per-share data)
Revenues	$61,000	$70,128	$97,096	$129,488	$71,936
Cost of revenues	29,965	35,991	54,213	68,412	32,940

Gross profit	31,035	34,137	42,883	61,076	38,996
Selling, general and administrative	18,918	22,449	30,964	51,765	25,493
Restructuring and other charges (credits), net	(730)	15,444	12,586	7,008	—
Impairment of goodwill	—	—	323	54,287	—
Depreciation and amortization	2,988	4,744	5,976	5,653	3,320
Amortization of goodwill	—	—	2,948	14,927	2,825

Operating income (loss)	9,859	(8,500)	(9,914)	(72,564)	7,358
Gain on sale of CentrPort stock	—	2,317	1,735	—	—
Impairment of investment in CentrPort	(520)	—	(3,173)	—	—
Interest income	595	732	1,676	2,122	2,103
Other expense, net	(667)	(273)	(479)	(6)	(111)

Income (loss) from continuing operations before income taxes	9,267	(5,724)	(10,155)	(70,448)	9,350
Provision (benefit) for income taxes	4,281	(839)	(6,464)	2,180	5,813

Net income (loss) from continuing operations	$4,986	$(4,885)	$(3,691)	$(72,628)	$3,537

Basic net income (loss) per share from continuing operations	$0.19	$(0.19)	$(0.14)	$(2.97)	$0.16

Diluted net income (loss) per share from continuing operations	$0.19	$(0.19)	$(0.14)	$(2.97)	$0.15

	December 31,

	2003	2002	2001(1)	2000(1,2)	1999 (1,2)

Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$56,095	$49,312	$40,995	$35,765	$47,124
Goodwill	43,156	43,156	46,547	50,496	55,742
Working capital	50,384	37,950	29,850	31,835	37,867
Total assets	142,935	139,797	142,955	161,505	145,732
Capital lease obligations, less current portion	95	250	268	618	471
Other long-term obligations	13,937	17,050	7,366	5,495	221
Short-term and long-term debt	297	338	829	2,148	—
Total stockholders’ equity	100,649	93,414	99,230	104,661	111,656

______________

(1)

In the third quarter of 2002, the operations of our offices in Toronto, Munich and Hong Kong ceased. In accordance with SFAS No. 144, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations.

(2)

In 1999 and 2000, we acquired various companies in business combinations that were accounted for under the purchase method of accounting. Accordingly, the statements of operations and balance sheet data presented above include the operating results of these companies from the dates of the acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Founded in 1987, Modem Media is a leading interactive marketing strategy and services firm. We have established and maintained long-standing relationships with many of the world’s leading Fortune 500 companies including Delta Air Lines, General Motors, IBM, Michelin, Sprint, and Kraft. We offer our clients a comprehensive range of interactive marketing services that includes strategic consulting and research, website design, interactive advertising and promotions, email marketing, search marketing and data collection and analysis. Our services encompass all interactive channels including websites, Internet applications, wireless applications, email and other emerging communication channels to achieve our clients’ marketing objectives. We have been able to compete successfully and maintain deep client relationships due to our proven ability to deliver creative, innovative solutions that produce meaningful results for our clients driven by our singular focus on the interactive marketing services sector. We help our clients realize greater value from their most vital asset – their customers – through the following business basics:

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

We were one of the first companies to provide interactive marketing services, and over the past 17 years have distinguished ourselves through numerous industry innovations and have been consistently recognized for our creative and effective solutions. We pioneered the use of Internet advertising, email direct marketing and online market research. We have won over 100 awards, most recently highlighted by AD:Tech’s “Best Interactive Brand Campaign” award for our 2003 campaign for Delta Air Lines and Media Magazine’s “Best of the Internet” award for our 2003 advertising campaign for Heineken and Harrisdirect.

Competitive Advantages

We believe we are well-positioned to capitalize on the anticipated increase in interactive marketing expenditures based on our competitive strengths, including:

Long-Standing Relationships with Blue-Chip Clients

Our long-standing and stable relationships with blue-chip clients position us to win their future business and enhance our credentials to win new business. The strength of our relationships is evidenced by the fact that over 60% of our revenues for the year ended December 31, 2003 was generated by clients who we have served for a minimum of five years. We endeavor to make our interactive marketing solutions an integral part of our clients’ marketing strategies in order to promote and expand long-term client relationships. For example, during our eight-year relationship with Delta Air Lines, our seven-year relationship with Kraft and our six-year relationship with IBM, we have completed multiple projects across many of their business units.

Established Track Record of Award Winning Innovative Execution and Results

Our long history and track record of pioneering many industry online innovations have cemented our reputation for creativity, thought leadership and excellence in execution. Our work has been critically acclaimed and has also produced tangible and measurable results for our clients. For example, our work with Delta Air Lines helped delta.com earn a “top four consumer website” ranking from Forrester Research Inc. in 2001. This website helped Delta Air Lines generate $1.3 billion from online ticket sales in 2002, 13% of Delta’s total ticket sales. Our history of performance and reputation for effective solutions has enabled us to maintain the confidence of our clients, win new business and attract talented professionals in our industry.

Focus on Providing Comprehensive Interactive Marketing Services for the Fortune 500

We are singularly focused on providing interactive marketing services to the Fortune 500. This focus allows us to offer one of the most comprehensive suites of interactive marketing services in the industry. Our service offerings range from scoping the project and developing the marketing strategy to all elements of execution. We offer our clients strategic consulting and research, website design, interactive advertising and promotions, email marketing, search marketing and data collection and analysis. We also provide ways to measure project effectiveness and customer feedback. This broad array of services allows us to manage all aspects of our clients’ interactive marketing initiatives and affords us the opportunity to increase our level of business with the client and become an integral part of their marketing efforts. For example, our relationship with Michelin began with an interactive strategy assignment that led to website and application development engagements. We subsequently launched Michelin’s online advertising and promotion campaigns, broadened their consumer database and customer re-contact efforts through targeted email programs and introduced measurement standards and a framework to assess both their website and marketing program effectiveness to guide ongoing optimization efforts.

Proven Management Team

We have a highly experienced management team, some of whom have been involved in the interactive marketing industry from its early development. Despite an unprecedented downturn in our industry that began in 2000, during which many of our competitors went out of business, the strength and experience of our management team and the dedication of our talented professionals have enabled us to emerge with a solid financial profile. We took proactive steps to reduce our costs, align the business to the new environment and strengthen our balance sheet. As of December 31, 2003, we have over $56 million of cash on our balance sheet and have been profitable in each quarter of 2003. Our average annualized fee per full time employee equivalent has increased in each quarter of this year as compared to the same periods last year. Our disciplined management process has enabled us to deliver outstanding work for our clients—on time, on budget and in a cost-effective manner. We consider our management and professionals our most valuable asset.

Growth Strategy

We believe that the Fortune 500 companies that form our current and prospective client base will increase their spending on interactive marketing services. Our objective is to profitably grow our business as a premier provider of comprehensive interactive marketing solutions to these companies. To achieve our goal, we intend to:

Increase Business with our Existing Customers

Our long-standing relationships with our customers, the large scale and complexity of our customers’ operations and our broad portfolio of interactive marketing services provide frequent opportunities to increase our business with our existing customers. We actively seek to seize these opportunities to provide more value-added services to our clients. Such efforts include, among others, adding new capabilities to existing projects, expanding a successful project to other divisions of a client, upgrading tools and technology of completed projects, participating in clients’ growth as they expand organically or through new products or acquisitions and utilizing relationships built in one part of the organization to gain business in other divisions of our clients.

Expand our Customer Base

Our long history in the industry and the credibility provided by our blue-chip client base provide a strong platform for gaining new business. In 2003, we added 18 new clients, three of which may develop into important relationships in 2004. We also augmented our new business and marketing efforts through the addition of three new professionals. In light of the improving market conditions we expect to increase our focus on new business development. We author white papers and participate in industry events, initiatives that assist our new business development efforts. Our intent is to increase such activities in 2004. Our new client relationship development efforts will continue to focus primarily on the Fortune 500.

Expand and Enhance our Capabilities

As interactive channels and their usage continue to undergo rapid change, marketing strategies and their application also have to change and adapt to that environment. We constantly endeavor to innovate and devise marketing programs, strategies and tools that enable our clients to anticipate the challenges, avoid the pitfalls and seize the opportunities that these changes present. Consequently, we are continually adding competencies and tools that enable us to better advise and service our clients and expand our range of capabilities. We are currently focused on expanding our resources in a number of areas of increasing client demand, including database marketing and analytics and search engine marketing.

Attract and Retain Talented Professionals

We intend to recruit and retain highly skilled and experienced professionals in order to grow and support our business and fulfill our customers’ expected requirements. Prospective employees are attracted to us due to our reputation for excellence, the opportunity to work on challenging, high-profile projects for Fortune 500 companies and our continuing education and skills development programs. We remain extremely focused on maintaining our entrepreneurial and creative corporate culture with a strong tradition of camaraderie and teamwork.

Selectively Pursue Strategic Acquisitions

While our focus is on internal growth, we may selectively pursue acquisitions that accomplish a previously identified strategic goal where acquiring that capability is more cost effective than building the capability ourselves. Our balance sheet and cash position enable us to opportunistically pursue acquisitions that further enhance our capabilities, scale, geographic coverage, client roster and leverage our reputation and management team.

Services

Marketing Insights, Strategy and Planning

We help our clients discover and mine untapped opportunities to create revenue, reduce costs and capture the full value potential of their customers. This work begins and ends with our understanding of the needs and preferences of our clients’ customers, assessing their value to the client’s business, prioritizing customer segments and defining pragmatic strategies to realize value potential. Our planning teams guide clients on topics as wide-ranging as digital branding, technology architecture and planning and media partnership strategy.

Marketing Platform Design and Development

We design and build marketing platforms that enable our clients to create, manage and grow profitable relationships with their customers. These platforms include websites and wireless applications, intranets and extranets that support our clients’ needs in communications, commerce and customer care. Our marketing platform teams bring expertise in both the creative and technical aspects of digital platform design, including user interface and experience design, information architecture, application development, content management, personalization systems and marketing automation tools.

Marketing Program Design and Execution

We conceive, create and distribute the marketing programs that turn our clients’ prospects into customers. We test, track and optimize digital experiences to achieve each client’s marketing goals most effectively and efficiently. This work entails the development of innovative marketing ideas, online advertising and promotions and data analysis. Our marketing program teams bring expertise in creative design and execution, marketing plan development, media services, as well as database marketing, management and analysis.

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

We believe the following accounting policies are critical to the accuracy of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition,
•	allowance for doubtful accounts,
•	accounting for restructuring liabilities,
•	accounting for income taxes,
•	valuation of long-lived assets and goodwill, and
•	lease guarantees.

Revenue Recognition

We recognize revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). A majority of our revenues are derived from fixed fee and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Our clients hire us on a fixed-fee, retainer or time-and-materials basis. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns we purchased for our clients is not included in revenue because we act as agents on behalf of our clients. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience and the review of the aging and analysis of specific accounts, including the financial condition of our clients and the cyclical nature of the industries in which they operate.

Accounting for Restructuring Liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, reduce excess office facilities and equipment, and terminate employees. The liability for the excess office facilities is equal to the present value of the future minimum lease payments, including applicable operating expenses, under contractual obligations offset by the present value of the estimated future sublease payments from our existing subtenants. If our assumptions about future events are more or less favorable than those we have projected, we may be required to adjust existing accrued restructuring liabilities associated with this excess office space (see Note 4 of Notes to Consolidated Financial Statements). The principal future events that we have considered in determining estimated costs associated with the excess space relate to operating cost escalation assumptions, an upcoming market rent review in our London office, the ability of our sub-tenants to continue to meet their obligations and our expected inability to further sub-let our excess office space.

We continue to pursue potential sublease opportunities for all of our excess office space. Should we be able to sublease any of our excess office space, we would reverse the appropriate portion of the existing restructuring accrual related to this facility at such time.

Accounting for Income Taxes

We follow the provisions of SFAS No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate an income tax provision for each of the jurisdictions in which we operate. This process involves estimating the actual current tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgment is required in determining the provision or benefit for income taxes and the amount of valuation allowance that would be required. Historically, we have not taken benefits for losses generated by most of our foreign entities. As of December 31, 2003, we have recorded a valuation allowance against all of the foreign deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial condition and results of operations.

At December 31, 2003 deferred tax assets were $16.1 million, net of a $1.9 million valuation allowance. The net deferred tax assets of $16.1 million represent net operating loss carry forwards and deductible temporary differences, which are more likely than not to be utilized in the future. We considered all of the available evidence in evaluating the recoverability of our deferred tax assets; however, a change in circumstances as to our projected future taxable income may have a material impact on the recoverability of deferred tax assets and on future operating results.

Valuation of Long-lived Assets and Goodwill

We have a significant amount of long-lived assets, including fixed assets and goodwill. We periodically evaluate the realizability of all of our long-lived assets. Future events could cause us to conclude that impairment exists and that the asset values associated with a given operation have become impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

We performed our annual goodwill impairment test during the fourth quarter of 2003 and determined that no impairment had occurred. We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred. If the fair value of the U.S. reporting unit should decline significantly, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million. As of October 1, 2003, the estimated fair value of our U.S. reporting unit was significantly in excess of the carrying value of the U.S. reporting unit.

CentrPort Inc. Transaction, Investment and Lease Guarantee

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

In addition, as a result of a valuation we received from an independent firm regarding our investment in CentrPort as of December 31, 2001, we concluded that our investment in CentrPort was impaired. Accordingly we reduced our investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. In October 2002, CentrPort closed on a second series of equity financing whereby CentrPort issued new equity to some of the CentrPort Investors in exchange for cash (the “Secondary Financing”). We did not participate in the Secondary Financing. As a result of the Secondary Financing, our ownership interest in CentrPort’s common and preferred stock was reduced from 15% to 9%.

Based on our review, during the fourth quarter of 2003, of the financial results of CentrPort for the latter part of 2003 as well as projections for 2004, we determined that our investment in CentrPort was fully impaired as of December 31, 2003. Accordingly, we recorded a $0.5 million impairment charge relating to this investment in the fourth quarter of 2003. We also concluded that it is not likely that we will be able to recognize any benefit from the deferred tax asset related to this investment. As a result, we recorded a $0.8 million tax provision in the fourth quarter of 2003 to provide a valuation allowance against this deferred tax asset.

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2003, the aggregate remaining base rent and operating expenses due under this lease was $5.5 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

In light of the impairment charges relating to the CentrPort investment and related deferred tax asset described above, we have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, the criteria to accrue a loss contingency under Statement of Financial Accounting Standards No. 5,”Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of December 31, 2003, no provision has been recorded for this potential liability.

Restructuring and Other Charges, Net

Continuing Operations

In December 2003, we updated the underlying assumptions related to our excess office space. As a result, restructuring charges of $0.4 million were recorded in the fourth quarter of 2003.

In October 2003, we entered into a sub-lease arrangement with a third party for part of our San Francisco office space. Accordingly, $1.1 million of the previously established restructuring accrual was reversed in the third quarter of 2003.

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

Due to adverse market conditions and lower revenues in our Brazil office, our estimates of future operating performance and cash flows in Brazil have declined substantially. If business conditions do not improve, we may decide to restructure our operations in Brazil during 2004, which may result in a charge for impairment, severance and other costs of approximately $1.0 million.

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

Historical Results of Operations

Clients hire us on a fixed-fee, retainer or time-and-material basis. A majority of our revenues are derived from fixed-fee or retainer-based assignments. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns purchased by us for our clients is not included in revenue because we act as an agent on behalf of our clients.

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

Our ten largest clients accounted for 88%, 87% and 78% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Delta Air Lines, General Motors and IBM accounted for 23%, 18% and 12% of our revenues in 2003, respectively. General Motors, Delta Air Lines and Michelin accounted for 19%, 17% and 11% of our revenues in 2002, respectively. Philips and Delta Air Lines accounted for 23% and 10% of our revenues in 2001, respectively. We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

Cost of revenues consists of employee compensation and related expenses for our professional services staff, costs for temporary staff that we use to provide professional services and certain other direct costs. Selling, general and administrative expenses consist of employee compensation and related expenses of sales and marketing, administrative and other non-billable employees, certain other marketing costs, office rent, utilities, professional and consulting fees, travel, telephone and other related expenses.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenues. Revenues decreased $9.1 million, or 13%, to $61.0 million for the year ended December 31, 2003 from $70.1 million for the year ended December 31, 2002. This decline in revenues was primarily attributable to a decrease in total billed hours, partially offset by an increase in average fee per billed hour. Total billed hours declined from 422,000 billed hours in 2002 to 304,000 billed hours in 2003 and was attributable to a decrease in demand for our services due to the continued overall reduction in marketing spending from some of our significant clients. By location, billed hours decreased by 48,000 to 32,000 in Brazil, by 39,000 to 42,000 in London and by 31,000 to 230,000 in the U.S. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.5 million in 2003 versus 2002, primarily due to the strength of the British Pound versus the U.S. Dollar.

Cost of Revenues. Cost of revenues decreased $6.0 million, or 17%, to $30.0 million for the year ended December 31, 2003 from $36.0 million for the year ended December 31, 2002. This decrease in cost of revenues was primarily due to a reduction in employee compensation and related expenses mainly due to a reduction in full time equivalent employees (“FTEs”), in which the average number of FTEs decreased by 70 from 300 average FTEs during 2002 to 230 average FTEs during 2003.

Gross Profit. Gross profit margin increased to 51% of revenues for the year ended December 31, 2003, from 49% for the year ended December 31, 2002. This increase was primarily due to an increase in the average fee per billed hour of $32 from $153 in 2002 to $185 in 2003 and from the completion of certain lower margin projects during 2002. This increase in gross profit margin was partially offset by lower utilization (billed hours divided by total capacity hours of billable employees) of 73% for the year ended December 31, 2003 versus 78% for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $3.5 million, or 16%, to $18.9 million for the year ended December 31, 2003 from $22.4 million for the year ended December 31, 2002. The decrease in selling, general and administrative expenses were the result of a reduction in employee compensation and related expenses principally due to a reduction in FTEs, in which the average number of FTEs decreased by 11 from 82 average FTEs during 2002 to 71average FTEs during 2003. In addition, facilities-related expenses decreased due to the restructuring actions taken in 2002. The decrease was partially offset by the absence of a benefit of $0.5 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities.

Restructuring and Other Charges (Credits), Net. Restructuring and other charges (credits), net, of $(0.7) million for the year ended December 31, 2003 is primarily a result of the sub-lease of excess office space in our San Francisco office net of changes in estimates regarding the underlying assumptions related to our excess office space. Restructuring and other charges (credits), net, of $15.4 million for the year ended December 31, 2002 represent costs incurred in connection with the initiation of a series of global restructuring actions to align capacity with expected revenue levels. The 2002 restructuring charges include $12.2 million in lease-related costs primarily related to office leases for our excess facilities, $1.9 million in fixed asset dispositions and $1.3 million for severance and other costs.

Depreciation and Amortization. Depreciation and amortization decreased $1.8 million, or 37%, to $3.0 million for the year ended December 31, 2003 from $4.7 million for the year ended December 31, 2002. The decrease in depreciation and amortization was attributable to the restructuring actions taken in 2002, which included the write-off of certain property and equipment, and to certain assets becoming fully depreciated during 2002 and 2003.

Impairment of Investment in CentrPort. Based on our review, during the fourth quarter of 2003, of the financial results of CentrPort for the latter part of 2003, as well as projections for 2004, we determined that our investment in CentrPort was fully impaired as of December 31, 2003. Accordingly, we recorded a $0.5 million impairment charge relating to this investment in the fourth quarter of 2003.

Interest Income. Interest income decreased $0.1 million, or 19%, to $0.6 million for the year ended December 31, 2003 from $0.7 million for the year ended December 31, 2002. This decrease was primarily attributable to the decrease in average interest rates partially offset by higher average cash balances during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Other Expense, Net. Other expense, net, increased $0.4 million, to $0.7 million for the year ended December 31, 2003 from $0.3 million for the year ended December 31, 2002. Other expense increased primarily due to the absence of a $0.4 million benefit from the favorable settlement during the third quarter of 2002 of previously accrued liabilities.

Provision (Benefit) for Income Taxes. The provision for income taxes for the year ended December 31, 2003 was $4.3 million compared to a benefit for income taxes of $(0.8) million for the year ended December 31, 2002. The effective income tax rate was 46.2% for the year ended December 31, 2003 compared to an effective income tax benefit rate of 14.7% for the year ended December 31, 2002. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective income tax rate for 2003 differs from the federal statutory rate primarily due to a valuation allowance recorded against the deferred tax asset related to our investment in CentrPort and the impact of state income taxes. The effective income tax rate for 2002 differs from the federal statutory rate primarily because it does not include any tax benefit for foreign losses which were principally attributable to restructuring charges recorded in 2002.

Cumulative Effect of Accounting Change. In accordance with SFAS No. 142, we performed the required transitional impairment test on our goodwill as of January 1, 2002. As a result of completing this test, we determined that the goodwill associated with our Munich, Germany operation was fully impaired as of January 1, 2002. Accordingly, we recorded a goodwill impairment charge of $3.4 million as a cumulative effect of an accounting change retroactive to January 1, 2002. There was no income tax benefit associated with this charge as we believed it is more likely than not that future taxable income in Munich, Germany will not be sufficient to realize the related income tax benefit.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenues. Revenues decreased $27.0 million, or 28%, to $70.1 million for the year ended December 31, 2002 from $97.1 million for the year ended December 31, 2001. This decline in revenues was primarily attributable to a decrease in the total billed hours and average fee per billed hour for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The decrease in billed hours was primarily due to the decrease in demand for our services attributable to the general decline in the global economy, which resulted in reduced marketing spending from some of our significant clients, the winding down of a large project for one client in Europe and the closure of our offices in Paris, France and Tokyo, Japan.

Cost of Revenues and Gross Profit. Cost of revenues decreased $18.2 million, or 34%, to $36.0 million for the year ended December 31, 2002 from $54.2 million for the year ended December 31, 2001. This decrease in cost of revenues was primarily due to a decrease in full-time equivalent employees as a result of restructuring actions taken in 2002 due to the decrease in demand for our services. Gross profit margin increased to 49% of revenues for the year ended December 31, 2002, from 44% for the year ended December 31, 2001 due to higher utilization (defined as billed hours divided by local capacity hours) for the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase in utilization was primarily attributable to the decrease in capacity as a result of the restructuring actions taken during 2001 and 2002.

Selling, General and Administrative. Selling, general and administrative expenses decreased $8.5 million, or 28%, to $22.4 million for the year ended December 31, 2002 from $31.0 million for the year ended December 31, 2001. The dollar decrease in selling, general and administrative expenses was primarily the result of expense reduction actions representing reduced headcount and infrastructure costs during 2001 and 2002, and the favorable settlement during the third quarter of 2002 of $0.5 million of previously accrued liabilities.

Restructuring and Other Charges (Credits), Net. Restructuring and other charges, net of reversals, were $15.4 million during 2002, compared with $12.6 million incurred in 2001. The 2002 charges represent costs incurred in connection with the initiation of a series of global restructuring actions to align capacity with expected revenue levels. These actions were primarily commenced in the second and fourth quarters of 2002 and included a reduction in office space in Norwalk, San Francisco and London and staff reductions in our Norwalk, San Francisco and London offices. The 2002 restructuring charges include $12.2 million in lease-related costs primarily related to office leases for our excess facilities, $1.9 million in fixed asset dispositions and $1.3 million for severance and other costs. The 2001 charges primarily represent costs incurred in connection with the following: (a) a significant and rapid deterioration in the commercial real estate market in San Francisco resulting in an increase in the accrual for excess office space, established in 2000, for an additional $5.7 million, (b) the reduction of corporate headcount and reorganization of capacity across multiple offices for $3.1 million, (c) the closure of our New York City office and its subsequent consolidation into our Norwalk, Connecticut office for $1.3 million, (d) the decision to cease operations and close our office in Tokyo, Japan for $1.3 million, (e) the decision made in the fourth quarter of 2001 to cease operations in our office in Paris, France for $1.2 million and (f) the permanent decline in the value of certain marketable securities for $0.4 million.

Impairment of Goodwill. In 2001, we concluded that due to adverse market conditions as well as deteriorating operating results and cash flows in our Paris, France office our goodwill associated with that office was no longer recoverable. As such, we recorded an impairment of goodwill charge of $0.3 million in the third quarter of 2001 (see Note 3 of Notes to Consolidated Financial Statements).

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million, or 21%, to $4.7 million for the year ended December 31, 2002 from $6.0 million for the year ended December 31, 2001. The decrease in depreciation and amortization was primarily attributable to the restructuring actions taken which included the write-off of certain property and equipment.

Amortization of Goodwill. As a result of the adoption of SFAS No. 142 effective January 1, 2002, we no longer record goodwill amortization. Amortization of goodwill for the year ended December 31, 2001 was $2.9 million (see Note 3 of Notes to Consolidated Financial Statements).

Gain on Sale of CentrPort Stock. See Item 7—“Managements Discussion and Analysis of Financial Condition and Results of Operations – CentrPort Transaction, Investment and Lease Guarantee” in Part II of this report and Note 2 of Notes to Consolidated Financial Statements.

Impairment of Investment in CentrPort. As a result of the information we received from an independent firm regarding the valuation of our investment in CentrPort, we concluded that our investment in CentrPort was impaired and accordingly reduced our investment in CentrPort as of December 31, 2001 to $0.5 million by recording a $3.2 million charge.

Interest Income. Interest income decreased $1.0 million, or 56%, to $0.7 million for the year ended December 31, 2002 from $1.7 million for the year ended December 31, 2001. This decrease was primarily due to lower interest rates realized on short-term investment balances partially offset by higher average cash balances during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Other Expense, Net. Other expense, net, decreased $0.2 million, or 43%, to $0.3 million for the year ended December 31, 2002 from $0.5 million for the year ended December 31, 2001. This reduction in expense is primarily a result of a benefit of $0.4 million from the favorable settlement during the third quarter of 2002 of previously accrued liabilities partially offset by the recognition of interest expense related to the accrual for the present value of the future costs of our excess office space in San Francisco, Norwalk and London.

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

Income Taxes. The benefit for income taxes for the year ended December 31, 2002 was $0.8 million compared to a benefit for income taxes of $6.5 million for the year ended December 31, 2001. The effective income tax rate was 14.7% for the year ended December 31, 2002 compared to an effective income tax benefit rate of 64% for the year ended December 31, 2001. During the year ended December 31, 2002, our effective income tax rate is less than the statutory rate primarily due to foreign tax losses for which no benefit was recorded and the difference in foreign tax rates. The effective tax rate is more than the statutory tax rate during the year ended December 31, 2001 primarily due to the tax benefit in the U.S. resulting from the shutdown of foreign offices partially offset by goodwill amortization and other items that were not tax deductible and foreign tax losses for which no benefit was recorded.

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

Income (loss) from Discontinued Operations. Our income from discontinued operations was $0.8 million for the year ended December 31, 2002 as compared to a loss from discontinued operations of $(3.2) million for the year ended December 31, 2001.

Liquidity and Capital Resources

We historically have financed our operations primarily from funds generated from operations. Net cash provided by operating activities was $6.2 million, $6.9 million and $7.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Net cash (used in) provided by investing activities was $(0.9) million, $1.9 million and $(2.0) million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, we invested $1.5 million, $0.2 million and $2.8 million in capital expenditures, respectively. During 2003, 2002 and 2001, we collected $0.6 million, $2.0 million and $0.7 million, respectively, from notes receivable. We anticipate spending approximately $2.0 million on capital expenditures during the year ended December 31, 2004.

Net cash provided by (used in) financing activities was $1.3 million, $(0.5) million and $(0.5) million for the years ended December 31, 2003, 2002 and 2001, respectively. Our primary use of cash from financing activities during 2003, 2002 and 2001 were repayments of debt and capital lease obligations of $0.4 million, $1.0 million and $1.8 million, respectively, and the purchase of treasury stock for $0.1 million in each of 2003 and 2002. Offsetting these items for the years ended December 31, 2003, 2002 and 2001 were proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $1.9 million, $0.5 million and $1.3 million, respectively.

In 2004, cash flow from financing activities may fluctuate based on possible purchases of our common stock as a result of the exercise of stock options and employee participation in the Employee Stock Purchase Plan.

We believe that our cash on hand and short-term investments together with funds generated from operations will be sufficient to meet our capital needs for at least the next twelve months.

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2003, the aggregate remaining base rent and operating expenses due under this lease was $5.5 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

We have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, the criteria to accrue a loss contingency under Statement of Financial Accounting Standards No. 5, “Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of December 31, 2003, no provision has been recorded for this potential liability.

In October 2002, we established a program, which expires in April 2004, to repurchase over an eighteen month period up to $5.0 million of our common stock. The timing and amount of purchases will be dependent upon a number of factors, including the price and availability of our common stock, general market conditions and other uses of funds. The program may be discontinued at any time. During 2003, we repurchased 45,100 shares of common stock at an average price of $2.19 per share for a total cost of $0.1 million under this program. In aggregate we have purchased 57,790 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of December 31, 2003.

Contractual Obligations and Commitments

Modem Media’s contractual obligations and commitments as of December 31, 2003, are as follows:

	Payments Due by Period

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

	(in thousands)
Debt obligations	$297	$49	$172	$76	$—
Other long term obligations (1)	1,821	—	1,028	674	119
Capital lease obligations	224	129	95	—	—
Operating lease obligations (2)	36,993	6,970	19,504	9,869	650
Purchase obligations (3)	433	313	115	5	—

Total	$39,768	$7,461	$20,914	$10,624	$769

(1)	Other long term obligations consist primarily of accrued restructuring charges relating to operating expenses and property taxes related to our excess office space.
(2)

Operating lease obligations primarily includes rental payments for office facilities, including rent for our excess office space. As of December 31, 2003, operating lease obligations included in accrued restructuring was approximately $16.5 million relating to rent for excess office space at certain of our facilities.

(3)

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; the approximate timing of the transaction; and cannot be canceled without a significant penalty in less than thirty days. Our purchase obligations are principally obligations relating to our data infrastructure.

Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 was to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 did not have a material effect on our financial condition and results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonable possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have a significant involvement with, an existing variable interest entity. We do not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for us beginning the first quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material effect on our consolidated financial statements or disclosures.

In March 2003, the EITF published Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of account for purposes of revenue recognition. The guidance is effective for revenue arrangements that we entered into in fiscal periods beginning after June 15, 2003. Accordingly, we adopted EITF 00-21 on July 1, 2003 and we have determined that the adoption of this statement did not have a material effect on our consolidated financial statements or disclosures.

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

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 with the exception of an indefinite deferral relating to application to limited life entities. The adoption of Statement No. 150 did not have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. dollars. In 2003, we derived 14% of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound and Brazilian Real as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.5 million and less than $0.1 million for the years ended December 31, 2003 and 2002, respectively, and was primarily due to the strength of the British Pound versus the U.S. Dollar. The effect of foreign exchange rate fluctuation on net income was not material for the years ended December 31, 2003 and 2002. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

We are exposed to interest rate risk primarily through our investments in cash equivalents and short-term investments. Our investment policy calls for investment in short-term, low risk instruments. We have limited our exposure to interest rate risk by investing in securities with maturities of one year or less.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Modem Media, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Modem Media, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 of the consolidated financial statements the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

March 3, 2004

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$56,095	$49,312
Accounts receivable, net of bad debt reserve of $162 and $281, respectively	15,352	11,947
Unbilled revenues	853	909
Deferred income taxes	3,371	2,511
Prepaid expenses and other current assets	2,717	2,058

Total current assets	78,388	66,737
Noncurrent assets:
Property and equipment, net	7,308	8,687
Goodwill	43,156	43,156
Deferred income taxes	12,694	17,804
Other assets	1,389	3,413

Total noncurrent assets	64,547	73,060

Total assets	$142,935	$139,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$2,338
Pre-billed media	12,508	12,301
Deferred revenues	4,809	2,344
Accrued restructuring	2,974	3,141
Accrued expenses and other current liabilities	6,325	8,663

Total current liabilities	28,004	28,787
Noncurrent liabilities:
Accrued restructuring	13,173	16,387
Other liabilities	1,109	1,209
Stockholders’ equity:
Common stock, $.001 par value—145,000,000 shares authorized, 26,705,359 and 26,188,475 issued, respectively	27	26
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	194,310	191,720
Deferred Compensation	(202)	—
Accumulated deficit	(91,826)	(96,812)
Treasury stock, 264,522 and 219,422 shares of common stock respectively, at cost	(1,351)	(1,251)
Accumulated other comprehensive loss	(309)	(269)

Total stockholders’ equity	100,649	93,414

Total liabilities and stockholders’ equity	$142,935	$139,797

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues	$61,000	$70,128	$97,096
Cost of revenues	29,965	35,991	54,213

Gross profit	31,035	34,137	42,883

Operating expenses:
Selling, general and administrative	18,918	22,449	30,964
Restructuring and other charges (credits), net	(730)	15,444	12,586
Depreciation and amortization	2,988	4,744	5,976
Amortization of goodwill	—	—	2,948
Impairment of goodwill	—	—	323

Total operating expenses	21,176	42,637	52,797

Operating income (loss)	9,859	(8,500)	(9,914)
Gain on sale of CentrPort stock	—	2,317	1,735
Impairment of investment in CentrPort	(520)	—	(3,173)
Interest income	595	732	1,676
Other expense, net	(667)	(273)	(479)

Income (loss) from continuing operations before income taxes	9,267	(5,724)	(10,155)
Provision (benefit) for income taxes	4,281	(839)	(6,464)

Income (loss) from continuing operations	4,986	(4,885)	(3,691)

Discontinued operations:
Operating loss	—	(4,511)	(3,365)
Benefit for income taxes	—	(5,307)	(187)

Income (loss) from discontinued operations	—	796	(3,178)

Income (loss) before cumulative effect of accounting change	4,986	(4,089)	(6,869)
Cumulative effect of accounting change	—	(3,391)	—

Net income (loss)	$4,986	$(7,480)	$(6,869)

Basic and diluted per share data: *
Income (loss) from continuing operations	$0.19	$(0.19)	$(0.14)
Income (loss) from discontinued operations	—	0.03	(0.12)

Income (loss) before cumulative effect of accounting	0.19	(0.16)	(0.27)
Cumulative effect of accounting change	—	(0.13)	—

Net income (loss)	$0.19	$(0.29)	$(0.27)

Weighted-average number of common shares outstanding:
Basic	26,072	25,937	25,704

Diluted	26,699	25,937	25,704

* numbers may not add due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Shares	Stock Amount	Paid-in Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balance as of January 1, 2001	25,459,157	$25	$189,127	$—	$(82,463)	$(1,191)	$(837)	$104,661
Comprehensive loss:
Net loss		—	—		(6,869)	—	—	(6,869)
Conversion of unrealized loss to realized loss for available-for-sale securities, net of taxes		—	—		—	—	164	164
Foreign currency translation adjustment		—	—		—	—	(376)	(376)

Total comprehensive loss								(7,081)

Exercise of stock options	346,752	—	371		—	—	—	371
Tax benefit from the exercise of stock options		—	343		—	—	—	343
Shares issued under employee stock purchase plan	217,845	1	944		—	—	—	945
Purchases of treasury stock			—		—	(9)	—	(9)

Balance as of December 31, 2001	26,023,754	26	190,785	—	(89,332)	(1,200)	(1,049)	99,230
Comprehensive loss:
Net loss		—	—		(7,480)	—	—	(7,480)
Foreign currency translation adjustment		—	—		—	—	780	780

Total comprehensive loss								(6,700)

Exercise of stock options	82,259	—	294		—	—	—	294
Tax benefit from the exercise of stock options		—	16		—	—	—	16
Shares issued under employee stock purchase plan	82,462	—	203		—	—	—	203
Stock options issued below fair market value		—	422		—	—	—	422
Purchases of treasury stock			—		—	(51)	—	(51)

Balance as of December 31, 2002	26,188,475	26	191,720	—	(96,812)	(1,251)	(269)	93,414
Comprehensive income:
Net income		—	—		4,986	—	—	4,986
Foreign currency translation adjustment		—	—		—	—	(40)	(40)

Total comprehensive income								4,946

Exercise of stock options	463,617	1	1,747		—	—	—	1,748
Tax benefit from the exercise of stock options		—	331		—	—	—	331
Shares issued under employee stock purchase plan	53,267	—	109		—	—	—	109
Stock options issued below fair market value, net of forfeitures		—	403	(403)	—	—	—	—
Amortization of deferred compensation				201				201
Purchases of treasury stock		—	—	—	—	(100)	—	(100)

Balance as of December 31, 2003	26,705,359	$27	$194,310	$(202)	$(91,826)	$(1,351)	$(309)	$100,649

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,986	$(7,480)	$(6,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash restructuring and other charges, net	—	3,689	2,879
Depreciation and amortization	2,988	4,991	6,502
Amortization of goodwill	—	—	3,390
Impairment of goodwill	—	3,391	323
Non-cash income taxes	4,014	(6,339)	(6,733)
Gain from the sale of CentrPort stock	—	(2,317)	(1,735)
Impairment of CentrPort investment	520	—	3,173
Stock-based compensation expense	201	—	514
Reduction in bad debt expense	—	(157)	(714)
Tax benefit from exercise of stock options	331	16	343
Other, net	—	149	492
Changes in assets and liabilities:
Accounts receivable	(3,460)	4,753	9,504
Unbilled revenues	56	(393)	3,483
Prepaid expenses and other assets	178	1,025	1,114
Accounts payable, accrued expenses and other liabilities	(2,869)	(8,208)	(11,235)
Pre-billed media	208	2,279	(2,248)
Deferred revenues	2,438	(1,551)	(2,897)
Accrued restructuring charges	(3,437)	13,048	8,465

Net cash provided by operating activities	6,154	6,896	7,751

Cash flows from investing activities:
Purchases of property and equipment	(1,510)	(194)	(2,807)
Purchases of short-term investments	—	—	(333)
Maturities of short-term investments	—	77	457
Collection of note receivable	646	2,033	663

Net cash (used in) provided by investing activities	(864)	1,916	(2,020)

Cash flows from financing activities:
Purchases of treasury stock	(100)	(51)	(9)
Payments of notes payable and capital lease obligations	(429)	(972)	(1,771)
Exercises of stock options, including purchases under employee stock purchase plan	1,856	497	1,316

Net cash provided by (used in) financing activities	1,327	(526)	(464)

Effect of exchange rates on cash and cash equivalents	166	108	87
Net increase in cash and cash equivalents	6,783	8,394	5,354
Cash and cash equivalents, beginning of the year	49,312	40,918	35,564

Cash and cash equivalents, end of the year	$56,095	$49,312	$40,918

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

Discontinued Operations—In the third quarter of 2002, the operations of the Company’s offices in Toronto, Munich, Germany and Hong Kong ceased. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as adopted by the Company on January 1, 2002, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenues for discontinued operations were $2.4 million and $9.2 million for the years ended December 31, 2002 and 2001, respectively.

Principles of Consolidation—The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition and Billing—The Company recognizes revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). A majority of its revenues are derived from fixed-fee and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. The Company’s clients hire it on a fixed-fee, retainer or time-and-materials basis. The Company reassesses its estimated costs on fixed-fee engagements periodically and, as needed for specific engagements. Losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns purchased by the Company for its clients is not included in revenue because the Company acts as an agent on behalf of its clients.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”), the Company reports reimbursable pass-through expenses as a component of revenues and cost of revenues. Its adoption of EITF 01-14 as of January 1, 2002, resulted in increased revenues and increased cost of revenues. This component represented less than 3% of total revenues for all periods presented.

Business Concentrations and Credit Risk—The Company’s services have been provided primarily to a limited number of clients located worldwide in a variety of industries. The Company had revenues from three clients representing 23%, 18% and 12% of revenues during the year ended December 31, 2003. The Company had revenues from three clients representing 19%, 17% and 11% of revenues for the year ended December 31, 2002. The Company had revenues from two clients representing 23% and 10% of revenues for the year ended December 31, 2001. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had four clients accounting for 32%, 26%, 16% and 16% of total gross accounts receivable as of December 31, 2003. The Company had three clients accounting for 38%, 18% and 14% of total gross accounts receivable as of December 31, 2002.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes—The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

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

If compensation expense for stock options awarded under the Company’s plans had been determined in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except per share data)
Net income (loss) as reported	$4,986	$(7,480)	$(6,869)
Stock–based compensation recorded, net of tax	118	—	308

Sub total	5,104	(7,480)	(6,561)
Stock-based compensation expense determined under SFAS 123, net of tax	(2,783)	(4,568)	(9,886)

Pro forma net income (loss)	$2,321	$(12,048)	$(16,447)

Net income (loss) per share:
Basic and diluted income (loss) per share, as reported	$0.19	$(0.29)	$(0.27)

Basic and diluted income (loss) per share, pro forma	$0.09	$(0.46)	$(0.64)

The effects of applying SFAS No. 123 in the pro forma net income (loss) disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	3.36%	4.27%	4.41%
Expected life	4.9 years	4.9 years	4.9 years
Expected volatility	87%	107%	146%
Expected dividend yield	0%	0%	0%

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Although cash balances are maintained in high quality financial institutions, the balances at times exceed insurable amounts.

Property and Equipment—Property and equipment are stated at cost and are depreciated principally using the straight-line method over their estimated useful lives of three to five years for computers and software, and three to seven years for furniture and other. Purchased software and third-party costs incurred to develop software for internal use are capitalized and amortized principally over three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease term.

Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment on an annual basis unless impairment indicators arise sooner. This statement eliminates goodwill amortization upon adoption and requires an initial assessment for goodwill impairment within six months of adoption and at least annually thereafter. The Company adopted this pronouncement on January 1, 2002. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS No. 142 required an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the statement. The Company performed the required transitional fair value impairment test on our goodwill as of January 1, 2002 (see Note 3). As a result of the adoption of SFAS No. 142, the Company no longer records goodwill amortization. The Company performed its annual goodwill impairment test during the fourth quarter of 2003 and determined that no impairment had occurred. The Company will continue to perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred.

The following table depicts the Company’s net loss and loss per share adjusted for the impact of goodwill amortization during the reported periods:

Year Ended December 31, 2001

(in thousands, except per share amounts)
Reported net loss	$(6,869)
Add back: goodwill amortization	3,390

Adjusted net loss	$(3,479)

Basic and diluted earnings per share:
Reported net loss	$(0.27)
Add back: goodwill amortization	0.13

Adjusted net loss	$(0.14)

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net (Loss) Income Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income (loss) per share gives effect to all potentially dilutive securities that were outstanding during each period. For the year ended December 31, 2003, outstanding options to purchase shares of common stock of approximately 3.7 million were not included in the computation of diluted net income per share because to do so would have an antidilutive effect for the period presented. The Company had net losses for the years ended December 31, 2002 and 2001. As a result, none of the options outstanding during those periods were included in the computations of net loss per share since they were antidilutive. The following table details the computation of basic and diluted earnings per share for continuing operations:

	Year Ended December 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Income (loss) from continuing operations	$4,986	$(4,885)	$(3,691)

Weighted average common shares outstanding – basic	26,072	25,937	25,704
Assumed conversion of dilutive securities	627	—	—

Weighted average common shares outstanding – diluted	26,699	25,937	25,704

Basic and diluted earnings per share for income (loss) from continuing operations	$0.19	$(0.19)	$(0.14)

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

Comprehensive Income—The Company reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments and available-for-sale securities as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) was $4.9 million, $(6.7) and $(7.1) million for the years ended December 31, 2003, 2002 and 2001, respectively.

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 was to be applied to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 did not have a material effect on the Company’s financial condition and results of operations.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” known as FIN 46. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonable possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have a significant involvement with, an existing variable interest entity. The Company does not have any entities as of December 31, 2003 that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for the Company beginning the first quarter of fiscal 2004. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In March 2003, the EITF published Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it performs multiple revenue-generating activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of account for purposes of revenue recognition. The guidance is effective for revenue arrangements that the Company entered into in fiscal periods beginning after June 15, 2003. Accordingly, the Company adopted EITF 00-21 on July 1, 2003 and the Company has determined that the adoption of this statement did not have a material effect on its consolidated financial statements or disclosures.

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

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“Statement No. 150”) was issued. Statement No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 with the exception of an indefinite deferral relating to application to limited life entities. The adoption of Statement No. 150 did not have a material effect on our financial position, results of operations or cash flows.

NOTE 2.     CentrPort Transactions, Investment and Lease Guarantee

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

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, as a result of a valuation the Company received from an independent firm regarding the Company’s investment in CentrPort as of December 31, 2001, the Company concluded that its investment in CentrPort was impaired. Accordingly, the Company reduced its investment in CentrPort from $3.7 million, reflected at December 31, 2000, to $0.5 million by recording a $3.2 million charge in the fourth quarter of 2001. In October 2002, CentrPort closed on a second series of equity financing whereby CentrPort issued new equity to some of the CentrPort Investors in exchange for cash (the “Secondary Financing”). The Company did not participate in the Secondary Financing. As a result of the Secondary Financing, the Company’s ownership interest in CentrPort’s common and preferred stock was reduced from 15% to 9%.

Based on the Company’s review, during the fourth quarter of 2003, of the financial results of CentrPort for the latter part of 2003 as well as projections for 2004, the Company determined that its investment in CentrPort was fully impaired as of December 31, 2003. Accordingly, the Company recorded a $0.5 million impairment charge relating to this investment in the fourth quarter of 2003. The Company also concluded that it is not more-likely-than-not that the Company will be able to recognize any benefit from the deferred tax asset related to this investment. As a result, the Company recorded a $0.8 million tax provision in the fourth quarter of 2003 to provide a valuation allowance against this deferred tax asset.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of December 31, 2003, the aggregate remaining base rent and operating expenses due under this lease was $5.5 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with the Company to secure its release from its guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate action to be reimbursed for this liability.

In light of the impairment charges relating to the CentrPort investment and related deferred tax asset described above, we have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, the criteria to accrue a loss contingency under Statement of Financial Accounting Standards No.5,”Accounting for Loss Contingencies,” which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of December 31, 2003, no provision has been recorded for this potential liability.

NOTE 3.     Goodwill Impairment

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

Modem Media France—During 2001, Modem Media France experienced material, adverse changes in market conditions, operating results and cash flows. As a result, the Company performed an evaluation of the recoverability of its long-lived assets. Based on this evaluation, the Company concluded that the value of its goodwill associated with Modem Media France was impaired. As a result, the unamortized balance of $0.3 million was written off during the third quarter of 2001. In the fourth quarter of 2001, the Company made the decision to restructure its operations in Paris, France. As a result of this planned restructuring, the Company recorded a $1.2 million charge in the fourth quarter of 2001 (see Note 4). In the first quarter of 2002, the Company ceased its operations in Paris, France.

NOTE 4.     Restructuring and Other Charges, Net

Continuing Operations

In December 2003, the Company updated underlying assumptions related to our excess office space. As a result, restructuring charges of $0.4 million were recorded in the fourth quarter of 2003.

In October 2003, the Company entered into a sub-lease arrangement with a third party for part of the Company’s San Francisco office space. Accordingly, $1.1 million of the previously established restructuring accrual was reversed in the third quarter of 2003.

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

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balance at Beginning of Year	Charges (Net of Reversals)	Cash Uses	Non-Cash Uses	Other	Balances at End of Year

	(in thousands)

Facilities	$4,383	$7,010	$(2,635)	$(868)	$297	$8,187
Severance	—	3,603	(2,846)	—	—	757
Asset impairments	—	1,416	—	(1,412)	—	4
Closure of Tokyo, Japan office, including severance	—	1,282	(683)	(599)	—	—
Closure of Paris, France office, including severance	—	1,221	—	—	—	1,221
Other exit costs	200	(200)	—	—	—	—

Year ended December 31, 2001	$4,583	$14,332	$(6,164)	$(2,879)	$297	$10,169

Facilities	$8,187	$13,066	$(2,912)	$(31)	$882	$19,192
Closure of Paris, France office, including severance	1,221	(99)	(813)	(280)	9	38
Severance	757	2,364	(3,048)	(1)	42	114
Asset impairments	4	2,505	—	(2,505)	—	4
Other exit costs	—	992	7	(872)	53	180

Year ended December 31, 2002	$10,169	$18,828	$(6,766)	$(3,689)	$986	$19,528

Facilities	$19,192	$(730)	$(3,001)	$—	$360	$15,821
Closure of Paris, France office, including severance	38	—	—	—	(38)	—
Severance	114	—	(66)	—	(48)	—
Asset impairments	4	—	—	—	(4)	—
Other exit costs	180	—	(78)	—	224	326

Year ended December 31, 2003	$19,528	$(730)	$(3,145)	$—	$494	16,147

Less: current portion						2,974

Long-term portion						$13,173

For the year ended December 31, 2003, included in “other” within the facilities category is $0.5 million in interest expense and $0.1 million of the impact of foreign currency translation adjustments and is partially offset by a reclass of $0.2 million from “facilities” to “other exit costs” to better reflect the remaining restructure accrual.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.     Property and Equipment

Property and equipment are included in the accompanying consolidated balance sheets as follows:

	December 31,

	2003	2002	Useful Lives

	(in thousands)		(in years)
Leasehold improvements	$7,503	$7,334	5 – 10
Computers and software	10,780	10,733	3 – 5
Furniture and other	4,212	4,733	3 – 7

	22,495	22,800
Less: accumulated depreciation and amortization	(15,187)	(14,113)

Total property and equipment, net	$7,308	$8,687

Assets held under capital leases are included above as follows:

	December 31,

	2003	2002	Useful Lives

	(in thousands)		(in years)
Computers and software	$98	—	3
Furniture and other	1,329	$2,408	3 – 5
Less: accumulated depreciation and amortization	(1,169)	(1,528)

Total assets under capital leases, net	$258	$880

Depreciation and amortization expense for property and equipment was $2.8 million, $4.7 million and $6.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for assets held under capital leases was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6.     Debt

DLC Management—In November 2000, DLC Management advanced to the Company funds for leasehold improvements at the Company’s Norwalk, Connecticut office. Payments for these advances are to be made in 98 equal monthly installments and bear an interest rate of 10.0% per annum. The total outstanding amount of these advances was $0.3 million and $0.3 million as of December 31, 2003 and 2002, respectively, for which the current portion is included in “Accrued expenses and other current liabilities” and the long-term portion is included in “Other liabilities” in the accompanying consolidated balance sheets.

Interest Expense—The Company incurred interest expense on all borrowings, including non-cash interest expense related to accrued restructuring costs, of $0.7 million, $0.8 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense is reported within other expenses, net, in the accompanying consolidated statements of operations.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.     Equity

Stock Repurchase Plan—In October 2002, the Company established a program to repurchase over an eighteen month period up to $5.0 million of the Company’s common stock. The timing and amount of purchases will be dependent upon a number of factors, including the price and availability of our common stock, general market conditions and other uses of funds. The program expires in April 2004. During the year ended December 31, 2003, the Company repurchased 45,100 shares of common stock at an average price of $2.19 per share for a total cost of $0.1 million under this program. In aggregate the Company has purchased 57,790 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of December 31, 2003. Shares purchased are included in treasury stock.

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

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders’ Agreement—The Company was party to a Stockholders’ Agreement dated May 4, 1999, as amended, with True North, G.M. O’Connell, the Company’s Chairman, and Robert C. Allen II, a director and co-founder, pursuant to which all of the parties have agreed that until True North no longer owns at least 10% of the Company’s outstanding capital stock, such parties would take all actions necessary in order to cause the election of a least one director designated by True North to the Board of Directors of the Company and as long as each Messrs. O’Connell and Allen serves the Company as an executive officer, the parties to such agreement have agreed to take all actions necessary in order to cause each of their election to the Company’s Board of Directors. As a result of this acquisition, IPG designated Mr. Weber for appointment and election to the Company’s board of directors in 2003. As of December 31, 2003, IPG owned less than ten percent of the Company’s outstanding capital stock and therefore is no longer entitled to designate a director. Additionally, as of December 31, 2003, Messrs. O’Connell and Allen were no longer executive officers of the Company and under the Stockholders’ Agreement are no longer required to be nominated by the Company; however, pursuant to an agreement between Mr. O’Connell and the Company, dated November 18, 2003, the Company has agreed to nominate Mr. O’Connell to stand for election as director in 2004 and 2005.

Warrant—In August 1999, the Company entered into an agreement to provide $12.0 million of services to General Electric Company (“GE”) through September 30, 2000. In conjunction with GE’s commitment to purchase the aforementioned services, the Company granted General Electric Capital Corporation a warrant to purchase 190,000 shares of the Company’s common stock at $12.16 per share, which is the average of the high and low trading prices during the five trading days prior to the grant date. The warrant vested immediately and expires in August 2004. The fair value of this warrant, as determined by independent appraisal, was $0.6 million, which was reflected as a reduction of revenues ratably as services were provided. Revenues were reduced by $0.2 million and $0.2 million during the years ended December 31, 2000 and 1999, respectively. Since GE did not fulfill its commitment prior to September 30, 2000, the unamortized balance of $0.2 million was written off in the third quarter of 2000 and was included in “Selling, general and administrative” in the accompanying consolidated statement of operations. In March 2002, the warrant agreement was assigned from GE to the Convertible Fund, LP. In April 2002, the warrant agreement was assigned from the Convertible Fund, LP to Highbridge International LLC. As of December 31, 2003, no warrants have been exercised.

Preferred Stock—Preferred stock may be issued, from time to time, pursuant to a resolution by the Company’s Board of Directors that will set forth the voting powers and other pertinent rights of each series.

NOTE 8.     Stock Purchase Plan

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

Employees are eligible to participate in the Purchase Plan if they are employed by the Company, or a subsidiary of the Company designated by the Board of Directors, for at least 20 hours per week and for more than five months in any calendar year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, subject to certain limitations. Employees may modify or end their participation in the offering at any time during the offering period or on the date of purchase, subject to certain limitations. Participation ends automatically upon termination of employment with the Company. The purchase plan will terminate in 2009 unless sooner terminated by the Company’s Board of Directors. For the years ended December 31, 2003, 2002 and 2001, the Company issued 53,267, 82,462 and 217,845 shares, respectively, pursuant to this plan. An additional 1,054,890 were reserved for issuance at December 31, 2003.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.     Stock-Based Compensation

The Company has established various stock-based compensation plans for its officers, directors, employees and consultants as described below.

Management Incentive Plan—In 2001, the Company adopted the Management Incentive Plan (the “MIP”) pursuant to which the Company’s senior management may be compensated. The compensation committee administers the MIP. The compensation committee interprets and construes provisions of the MIP, adopts rules for administering the plan and determines grants of equity and cash under the plan. Pursuant to the MIP, the compensation committee in the first 90 days of a performance period will establish the identity of participants in the MIP for that period, goals for these participants and the percentage of these participants’ salary to be based on these goals. The MIP provides for the award of compensation in common stock, of which 800,000 shares were made available, and cash of up to $2.5 million per participant per year. The allocation of an award between stock and cash is at the discretion of the compensation committee. The compensation committee will determine the amount of award a participant has earned within 90 days of the end of the performance period. As of December 31, 2003, no common stock or cash has been issued under the MIP; however, 800,000 shares remain available for issuance under this plan.

2000 Stock Incentive Plan—During 2000, the Company adopted a stock incentive plan pursuant to which a total of 400,000 shares of common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock based awards to the Company’s employees (excluding executive officers), directors and consultants. The plan is administered by the compensation committee. The compensation committee interprets and construes provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices including but not limited to, exercise prices at below fair market value as of the date of grant, and other terms of grants of equity awards under the plan. As of December 31, 2003, a total of 267,099 options are outstanding under this plan.

1999 Stock Incentive Plan—During 1999, the Company adopted a stock incentive plan pursuant to which a total of 3,000,000 shares of the Company’s common stock have been reserved for issuance. Pursuant to the stock incentive plan, the Company may grant stock options, stock appreciation rights, restricted stock, merit awards, performance awards and other stock-based awards to the Company’s employees, officers, directors and consultants. The plan is administered by the compensation committee. The committee interprets and construes the provisions of the plan, adopts rules for administering the plan and specifies the vesting, exercise prices and other terms of grants of equity awards under the plan. As of December 31, 2003, only awards in the form of stock options have been granted under the plan. As of December 31, 2003, a total of 2,549,934 options are outstanding under this plan.

1997 Stock Option Plan—During 1997, the Company established a stock option plan, which was amended on December 11, 1998, pursuant to which a total of 6,080,000 shares of the Company’s common stock have been reserved for issuance. Pursuant to the plan, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. The Board of Directors or compensation committee interprets and construes provisions of the plan, adopts rules for administering the plan and determines the grants of equity awards under the plan. The maximum term of an incentive stock option granted under the 1997 Plan is generally limited to ten years. The exercise price of incentive stock options granted under the 1997 Plan must be at least equal to the fair market value of the Company’s common stock on the date of grant, as defined. As of December 31, 2003, a total of 2,754,447 options were outstanding under this plan.

In connection with the transfer to True North of the non-strategic digital interactive marketing operations by the Company, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company’s common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company’s common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations under the 1997 Plan. As of December 31, 2003, options to purchase up to 85,510 shares of common stock remain to be satisfied by True North, through IPG. Upon the exercise of such options, the exercise price will be paid to IPG and IPG will surrender an equivalent number of shares of common stock to the Company.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Modem Media Advertising Limited Partnership 1996 Option Plan—In 1996, the Modem Partnership established an option plan pursuant to which units (“Units”) representing assignments of beneficial ownership of the Modem Partnership were reserved for issuance. The Modem Partnership ceased to have its own separate existence prior to the Company’s initial public offering in February 1999 and the Company assumed the terms and the conditions of this option plan. Pursuant to the terms of the option plan, Units acquired under the option plan were converted into shares of the Company’s common stock and options to acquire Units were converted into options to acquire shares of the Company’s common stock. Options to purchase 690,492 shares of common stock, which vested immediately and expire on September 30, 2006, were issued under this plan at an exercise price of $0.32 per share, of which 55,584 were outstanding as of December 31, 2003. All available options have been granted under this option plan.

Vivid Plan—As a result of our acquisition of Vivid Holdings, Inc. in 2000, the Company assumed the outstanding options of Vivid that were granted pursuant to the Vivid Holdings, Inc. 1999 Stock Incentive Plan (the “Vivid Plan”). As a result, shares of the Company’s common stock are issued upon exercise of options granted under the Vivid Plan. The Vivid Plan authorized grants of stock options and common stock. As of December 31, 2003, options to purchase an aggregate of 1,218,396 shares of common stock had been granted under the Vivid Plan, and of which 31,227 options were outstanding. Since the acquisition there have been no grants pursuant to the Vivid Plan and there will be no further grants under this plan.

The maximum term of options granted under all plans is 10 years and generally options vest over a three year period. However, the Compensation Committee of the Company may and has approved other vesting schedules.

The following is a summary of the activity under the Company’s stock option plans for each annual period presented:

	Year Ended December 31,

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at the beginning of the year	6,082,260	$4.17	6,228,652	$4.79	6,938,952	$11.52
Granted	1,072,940	3.42	1,700,881	3.02	3,697,101	3.78
Exercised	(463,738)	3.77	(82,259)	3.57	(346,752)	1.10
Forfeited	(244,974)	3.06	(910,107)	4.17	(2,317,332)	16.25
Expired	(702,687)	4.61	(854,907)	6.48	(1,743,317)	14.93

Outstanding at the end of the year	5,743,801	4.06	6,082,260	4.17	6,228,652	4.79

Exercisable at the end of the year	4,230,146	4.43	4,086,013	4.56	3,698,544	5.01

Weighted-average fair value of options granted		3.83		2.60		3.44
Available for future grants	3,307,061

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information regarding the Company’s stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable

Exercise Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.32	55,584	2.8	$0.32	55,584	$0.32
$0.58—$0.75	346,750	8.8	0.64	116,096	0.75
$1.50—$2.19	284,061	8.5	1.96	71,886	1.78
$2.33—$3.42	941,842	8.4	3.06	277,541	3.10
$3.56—$4.69	2,322,752	6.7	3.90	2,103,927	3.86
$5.45—$6.50	1,727,462	6.0	5.60	1,539,762	5.61
$11.50—$15.50	62,450	5.7	12.14	62,450	12.14
$17.94	400	6.4	17.94	400	17.94
$45.88	2,500	6.1	45.88	2,500	45.88

$0.32—$45.88	5,743,801	6.9	4.06	4,230,146	4.43

Compensation Charges—During the first quarter of 2003, as a partial payment under the Company’s management incentive plan, the Company issued approximately 244,000 options to purchase its common stock to certain management employees at an exercise price of $0.58 per share. The Company recorded deferred compensation expense of approximately $0.4 million relating to those options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. This balance will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2004. The Company has amortized approximately $0.2 million of deferred compensation during the year ended December 31, 2003.

During the year ended December 31, 2001, the Company recognized compensation expense related to stock-based compensation of $0.5 million, which is comprised of $0.4 million of below-market stock options granted in February 2002, to certain management employees as part of the 2001 management bonus program and $0.1 million in stock options issued to a consultant.

NOTE 10.     Related Party Transactions

CentrPort Transactions—In conjunction with the CentrPort Transactions, the Company designated CentrPort as a preferred vendor and entered into the CentrPort Commitment (see Notes 2 and 12). The Company paid CentrPort $1.1 million, $1.7 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, for services performed. In 2000, certain of the Company’s executive officers and employees were granted 810,000 options, in the aggregate, to purchase shares of CentrPort pursuant to the CentrPort Stock Incentive Plan. As of December 31, 2003, 450,000 of such options were outstanding to certain of the Company’s executive officers and employees. As of February 11, 2004, G.M. O’Connell, the Chairman of the Company’s Board of Directors, has resigned from CentrPort’s Board of Directors. The Company has nominated a senior level employee to fill this vacancy.

IPG Relationship—In June 2001, the Interpublic Group of Companies (“IPG”) completed its acquisition of True North and as a result, obtained an ownership interest in the Company of approximately 43%. In December 2003, IPG sold substantially all of their stock in the Company and as of December 31, 2003 own less than 1% of the Company’s outstanding shares.

On September 1, 1998, the Company entered into a sublease with Bozell, Jacob, Kenyon and Eckhardt, Inc. (“Bozell”), a subsidiary of IPG, pursuant to which the Company leases office space in New York City, which the Company has further sublet to a third party. The rent per square foot under the sublease agreement is based on the average monthly rent per square foot and other related costs under Bozell’s underlying lease. Rental payments made to Bozell by the Company under the terms of the lease agreement for the years ended December 31, 2003, 2002 and 2001 were $0.8 million, $0.7 million and $0.9 million, respectively. The sublease expires in September 2004 and will not be renewed.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Guarantees—IPG, through True North, is guarantor for the Company’s obligations under its lease which expires in January 2009, subject to renewal, for office space at its Norwalk, Connecticut office. As of December 31, 2003, the aggregate remaining base rent and operating expenses due under this lease was $15.7 million, subject to adjustment in accordance with the terms of the lease.

NOTE 11.    Employee Benefit Plans

The Company maintains a profit-sharing plan with a 401(k) feature for the benefit of its eligible employees. There is no minimum length of service required to participate in the plan and employees of the Company are eligible to begin participation on designated quarterly enrollment dates provided that they have reached 21 years of age. The Company makes annual matching and/or profit-sharing contributions to the plan at its discretion. The Company also maintains various benefit plans for its international employees. The Company may make discretionary contributions to these plans. The aggregate cost-of contributions made by the Company to all employee benefit plans was $0.2 million, $0.6 million and $0.8 million during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 12.    Commitments and Contingencies

Lease Obligations—The Company leases its office facilities and certain equipment under both operating and capital leases, which have expirations that extend through 2010. Additionally, the Company has sublet its New York City office space and the 12th and 13th floors of its San Francisco office space. Such sub-leases are coterminous with the Company’s leases and have expiration dates in September 2004 and March 2010, respectively. Future minimum lease payments under noncancellable leases with lease terms in excess of one year as of December 31, 2003 and related sub-lease income for the remaining lease terms are as follows:

	December 31, 2003

	Future Minimum Lease Payments		Sub-Lease Income

	Capital	Operating

	(in thousands)
2004	$144	$6,970	$1,193
2005	72	6,497	498
2006	28	6,501	524
2007	—	6,506	544
Thereafter	—	10,519	1,304

	244	$36,993	$4,063

Less amount representing interest	(20)

	$224

In connection with certain leases of office space, the Company has $2.0 million and $2.2 million invested in highly liquid, short-term investments as of December 31, 2003 and 2002, respectively, against which the landlords of such space would be able to make claims in the event of default by the Company of its lease obligations. As of December 31, 2003, such amounts are included in “Other assets” and “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. As of December 31, 2002, such amounts are included in “Other assets” in the accompanying consolidated balance sheets. In addition, for the year ended December 31, 2003, the Company had four consecutive quarters of profits. Pursuant to one of our leases, the Company will be able to reduce the letter of credit, which is security for such lease, by approximately $1.3 million during the first quarter of 2004, at which time these funds will be reclassified from “Prepaid expenses and other current assets” to “Cash and cash equivalents”. The Company is not aware of any existing defaults of its obligations under these leases.

Rent expense, including rent expense resulting from leases with related parties (see Note 10), was $3.5 million, $4.3 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CentrPort Lease Guarantee— As noted previously the Company is the guarantor for CentrPort’s obligations under their lease; see Note 2 of these consolidated financial statements for further discussion.

Employment Agreements— In January 2001, we entered into a three-year employment agreement with Mr. Particelli, providing for a base salary of $500,000. Mr. Particelli was eligible to receive a target merit bonus of at least 50% of his base salary, which was increased during 2002 to 60% of his base salary. Pursuant to the employment agreement, Mr. Particelli also received options to purchase 850,000 shares of our common stock at fair market value as of January 15, 2001. Fifteen percent of these options were vested upon grant and 28.3% of these options vested on each of December 31, 2001, December 31, 2002 and December 31, 2003. Given Mr. Particelli’s continued employment after the end of the three year period, (1) either party may terminate the employment upon thirty (30) days written notice and (2) if such termination is for good reason by Mr. Particelli or without cause by us, then we will pay Mr. Particelli the greater of (a) our policy severance or (b) one year of base salary and a pro rata portion of any merit bonus earned prior to the date of termination. Options to purchase our common stock granted to Mr. Particelli in March 2003 will vest upon (1) termination of his employment by him for good reason within 18 months of a change of control or (2) upon termination of his employment by us without cause within 18 months after a change of control. Mr. Particelli also has agreed to certain confidentiality, non-competition and non-solicitation provisions.

Accrued Bonuses—“Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets include accrued bonuses of $1.6 million and $2.2 million as of December 31, 2003 and 2002, respectively.

Litigation— Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of the Company’s officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, Board member, a Managing Director and former President), and certain named underwriters of the Company’s initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) (the “Underwriters”). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to our initial public offering. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the Underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

On June 30, 2003, a committee of the Company’s board of directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the initial public offering litigations. The settlement is partial because the Underwriters are not party to the settlement. The Company understands that a majority of the other issuer defendants in the consolidated actions have also conditionally approved the proposed settlement.

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

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, the Company’s subsidiary, Modem Media Canada, Inc., brought suit against its landlord, City Core Properties, Ltd., in Ontario Supreme Court for breach of an office lease on the basis that the landlord did not complete the building into which Modem Media Canada was to move. Modem Media Canada is claiming approximately $1.2 million in damages. The landlord has counter-sued the Company, Modem Media Canada and certain of the Company’s officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The office space was repossessed by a mortgage holder and has been sold to an unrelated third party. The Company is currently in discovery for this litigation. The Company believes that there is no basis for the counterclaims, it has meritorious defenses to the counterclaims and it intends to defend this action vigorously. Based on this belief, the Company believes that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

From time to time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its business, financial condition and results of operations.

NOTE 13.    Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,

	2003	2002	2001

			(Restated)
		(in thousands)
Domestic	$8,761	$(1,907)	$(11,112)
Foreign	506	(3,817)	957

Total income (loss) before income taxes	$9,267	$(5,724)	$(10,155)

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Current provision (benefit):
Federal	$114	$—	$16
Foreign	—	4	73
State	153	—	(31)

	267	4	58

Deferred provision (benefit):
Federal	3,509	(596)	(6,033)
State	505	(247)	(489)

	4,014	(843)	(6,522)

Total provision (benefit) for income taxes	$4,281	$(839)	$(6,464)

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Differences between the Company’s effective income tax rate and the U.S. statutory rate were as follows:

	Year Ended December 31,

	2003	2002	2001

Statutory federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.1	2.8	3.4
Goodwill amortization and impairment	—	—	(9.0)
Impact of foreign operations	0.1	(4.0)	0.9
Incremental U.S. benefit of foreign office closings	—	—	48.9
Write-off of CentrPort deferred tax asset	8.5	—	—
Other	(2.2)	0.3	—
Valuation allowance	(2.3)	(19.4)	(15.5)

Effective income tax rate	46.2%	14.7%	63.7%

The deferred income tax assets and liabilities included in the consolidated financial statements as of the balance sheet dates consist of the following:

	December 31,

	2003	2002

	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$10,413	$13,244
Excess facility reserves	5,061	6,030
Investment in CentrPort	967	793
Other assets, accruals and reserves	1,542	1,589

	17,983	21,656
Valuation allowance	(1,918)	(1,341)

Net deferred tax assets	$16,065	$20,315

At December 31, 2003, the Company had a net operating loss carryforward of $27.2 million, which may be used to offset future taxable income, if any. Certain of the Company’s net operating losses may be carried forward for periods ranging from five to twenty years and others may be carried forward indefinitely. A valuation allowance of $1.9 million has been established for a portion of the total deferred tax assets related to net operating losses of certain of the Company’s international subsidiaries and the Company’s investment in CentrPort. The Company has concluded that, as a result of IPG’s acquisition of True North in June 2001 (see Note 10), it has undergone an ownership change as defined in Section 382 of the Internal Revenue Code (“Section 382”) and estimates that its remaining U.S. federal net operating loss carry forward of $8.7 million generated prior to the ownership change are subject to an annual limitation of approximately $4.5 million. In addition, the Company has determined that as a result of IPG’s sale of substantially all of its Modem Media stock in 2003, which was pursuant to an underwritten offering, it has undergone another ownership change as defined by Section 382 and estimates that its U.S. federal loss carry forwards generated from June 2001 thru December 2003 of $15.4 million are subject to an annual limitation of $9.2 million.

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.     Geographic Information

Information about the Company’s operations in different geographic regions as of and for the years ended December 31, 2003, 2002 and 2001 is as follows:

	December 31,

	2003	2002	2001

	(in thousands)
Revenues:
United States	$52,606	$56,909	$71,082
United Kingdom	7,791	11,238	22,931
Other	603	1,981	3,083

	$61,000	$70,128	$97,096

Long-lived assets: (1)
United States	$49,616	$50,746
United Kingdom	763	994
Other	85	103

	$50,464	$51,843

______________

(1)	Consists of property and equipment (net) and goodwill.

NOTE 15.     Supplemental Cash Flow Information

Information about the Company’s cash flow activities during the years ended December 31, 2003, 2002 and 2001 is as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$176	$247	$322
Cash paid (refunded) for income taxes, net	16	82	(1,538)
Supplemental disclosures of non-cash investing and financing activities:
Capital lease and other obligations incurred for the purchase of property and equipment	98	279	104
Unrealized gain on available-for-sale securities, net of taxes	—	—	(164)

NOTE 16.     Bad Debt Reserve

The bad debt reserve and related activity is as follows:

	Balance at Beginning of Year	Bad Debt Expense	Write-offs, Net of Recoveries	Other	Balance at End of Year

	(in thousands)
Year ended December 31, 2003	$281	$—	$(119)	$—	$162

Year ended December 31, 2002	$528	$(157)	$(59)	$(31)	$281

Year ended December 31, 2001	$1,389	$(714)	$(114)	$(33)	$528

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.     Quarterly Results of Operations (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in thousands, except per share data)
2003
Revenues	$14,465	$15,480	$14,630	$16,425
Gross profit	6,717	8,623	7,409	8,286
Operating income	938	2,840	3,570	2,511
Income from continuing operations before income taxes	920	2,807	3,528	2,012
Net income	601	1,669	2,062	654

Basic and diluted per share data:
Net income	0.02	0.06	0.08	0.02

2002
Revenues	$18,808	$18,534	$17,811	$14,975
Gross profit	8,877	9,342	8,736	7,182
Operating income (loss)	1,275	(5,838)	2,887	(6,824)
Income (loss) from continuing operations before income taxes	3,659	(5,777)	3,253	(6,859)
Income (loss) before cumulative effect of accounting change	1,616	(2,225)	1,746	(5,226)
Net income (loss)	(1,775)	(2,225)	1,746	(5,226)

Basic and diluted per share data:
Income (loss) before cumulative effect of accounting change	0.06	(0.09)	0.07	(0.20)
Net income (loss)	(0.07)	(0.09)	0.07	(0.20)

The quarterly earnings per share data above are computed independently for each of the quarters presented. As such, the sum of the quarterly per common share information may not equal the full year amounts due to rounding differences resulting from changes in the weighted-average number of common shares outstanding.

In the third quarter of 2003, the Company entered into a sub-lease arrangement with a third party for part of the Company’s San Francisco office space. Accordingly, $1.1 million of the previously established restructuring accrual was reversed during the three months ended September 30, 2003.

In the fourth quarter of 2003, the Company updated the underlying estimates related to the Company’s excess office space. As a result, the Company recorded restructuring charges of $0.4 million during the three months ended December 31, 2003.

In the fourth quarter of 2003, the Company recorded a $0.5 million impairment charge relating to its investment in CentrPort and a tax provision of $0.8 million to provide a valuation allowance against the deferred tax asset related to this investment.

In the first quarter of 2002, the Company reduced staff, primarily in Europe, to better align capacity with the demand from its clients. As a result of these actions, the Company recorded a restructuring charge of $0.6 million for the three months ended March 31, 2002.

In the first quarter of 2002, a pre-tax gain of $2.3 million was recorded relating to the recognition of the remainder of the previously recorded deferred gain on the sale of the Company’s stock in CentrPort.

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

MODEM MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2002, the Company initiated a series of global restructuring actions to align capacity with revenue. These actions, which were completed in the third quarter of 2002, included a reduction in office space in Norwalk, Connecticut and London and staff reductions in most of the Company’s other offices including the Company’s headquarters. As a result of these actions, restructuring charges of $7.3 million were recorded for the second quarter.

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

Effective May 28, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants and appointed PricewaterhouseCoopers LLP (“PwC”) as its new independent public accountants for the year ending December 31, 2002. The reports of Arthur Andersen on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Arthur Andersen was recommended and approved by our Board of Directors and our audit committee.

During the year ended December 31, 2001 and through May 28, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Arthur Andersen’s satisfaction would have caused them to make reference thereto in their report on our consolidated financial statements for such years, and there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

We provided Arthur Andersen with a copy of the foregoing disclosure. We requested that Arthur Andersen furnish a letter addressed to the SEC stating whether or not it agrees with the foregoing disclosure. Attached at Exhibit 16 of this report is a copy of Arthur Andersen’s letter, dated May 30, 2002, stating its agreement with the foregoing disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During the quarter ended December 31, 2003, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information with respect to our executive officers as of March 15, 2004:

Name	Age	Position(s)

Marc C. Particelli	59	President and Chief Executive Officer and Director

Frank J. Connolly, Jr.	45	Chief Financial Officer

Michael de Kare-Silver	47	Managing Director, Europe

Sloane Levy	39	Senior Vice President, General Counsel, Human Resources and Corporate Secretary

David Lynch	42	Managing Director, North America East

Peter W. Moritz	42	Managing Director, Global Business Development

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

Frank J. Connolly, Jr. is currently our Chief Financial Officer, a position he has held since January 2001. From 1999 to January 2001, Mr. Connolly was the Chief Financial Officer of E-Sync Networks, Inc., (“E-Sync”) a provider of e-business infrastructure products and services. From 1996 to 1999, Mr. Connolly served as a Managing Director of DigaComm, LLC, a private equity firm. Prior to 1996, Mr. Connolly was the Senior Vice President, Finance and Chief Financial Officer of DM Holdings, Inc., a consumer marketing information company and parent of Donnelley Marketing, Inc. From 1991 to 1995, Mr. Connolly served as Vice President, Finance of Donnelley Marketing, Inc., a marketing and promotional services company. Prior to 1991, Mr. Connolly held various corporate financial positions with The Dun & Bradstreet Corporation and was a consultant with Accenture. On February 13, 2002, E-Sync contributed substantially all of its assets and business to a majority owned subsidiary and then on May 30, 2002 E-Sync filed for protection under Chapter 11 of the bankruptcy code.

Michael de Kare-Silver is currently our Managing Director, Europe, a position he has held since October 2002. From 2001 to September 2002, Mr. de Kare-Silver was the Global Head of e-Business of PA Consulting Group, a management, systems and technology consulting firm headquartered in London, England. From 1999 to 2000, he served as e-Commerce Director of GUS, plc, a retail and business services company. Prior to 1999, Mr. de Kare-Silver was a partner and head of European e-commerce practice of CSC, Inc.,a global information technology services company.

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

Peter W. Moritz is currently our Managing Director, Global Business Development, a position he has held since October 2001. From June 2001 to October 2001, he served as our Managing Director, New Business Development. From June 2000 to June 2001, he was our Vice President and Managing Director of our San Francisco office. From July 1999 to June 2000, Mr. Moritz was our Vice President, Business Development. Between September 1998 and July 1999, Mr. Moritz served as Senior Director, Business Development. From 1995 to 1998, Mr. Moritz held senior sales and marketing positions with Interzine Productions, an Internet startup, which he co-founded and was later acquired by Times Mirror Group. From 1985 to 1995, Mr. Moritz held various positions with American Express.

There are no family relationships among any of our directors or executive officers.

For information with respect to the identification of the directors and their business experience, reference is made to the information set forth under the caption “Board of Directors” of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than April 29, 2004.

Compliance with Section 16(a) of the Exchange Act

For information with respect to the Company’s officers’, directors’ and director nominees’ compliance with Section 16(a) of the Exchange Act, reference is made to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than April 29, 2004.

Code of Conduct and Ethics

On March 21, 2003, the Company adopted a Code of Conduct and Ethics that applies to all of its directors, officers and employees, a copy of which is filed as Exhibit 14 to this report and is also on its website. Any amendments to or waivers for any officer or director to the Company’s Code of Conduct and Ethics will be posted on the Company’s web site, www.modemmedia.com, as soon as practical after such an amendment or grant of waiver, if any.

ITEM 11.	EXECUTIVE COMPENSATION

For information with respect to executive compensation, reference is made to the information set forth under the captions “Director Compensation” and “Executive Compensation” of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than April 29, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information with respect to certain beneficial ownership of our voting securities, reference is made to the information set forth under the caption “Stock Ownership” of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than April 29, 2004 and to the information set forth under the caption “Equity Compensation Plan Information” in Item 5—“Market for Registrant’s Common Equity and Related Stockholder Matters” in Part II of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to certain relationships and related transactions, reference is made to the information set forth under the captions “Certain Relationships and Related Transactions” of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than April 29, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

For information with respect to certain relationships and related transactions, reference is made to the information set forth under the captions “Report of the Audit Committee” of our Proxy Statement, which will be filed pursuant to Regulation 14A no later than April 29, 2004.

Approval of Non-Audit Related Services

In the fourth quarter of 2003, the Company’s audit committee approved the engagement of PricewaterhouseCoopers LLP, its independent auditors, to conduct an audit of its 401k plan, including a review of its Form 5500 for its 401k plan; to provide state/local income and capital tax planning consulting; and to evaluate its design of its internal controls.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements are filed as part of this Annual Report on Form 10-K under ”Item 8.—Financial Statements and Supplementary Data” in Part II of this report.

1. Financial Statements

Modem Media, Inc. and Subsidiaries

Report of Independent Public Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of June 5, 2000 (1)

3.2	Amended and Restated Bylaws of the Company, effective as of June 5, 2000 (1)

4.1	Form of the Company’s common stock certificate for stockholders as of June 28, 2001 (16)

4.2	Stockholders Agreement dated as of May 4, 1999 by and among the Company, True North Communications, Inc., Gerald M. O’Connell and Robert C. Allen, II (3)

4.3	Warrant Agreement effective August 9, 1999 by and between Modem Media. Poppe Tyson, Inc. and General Electric Capital Corporation (4)

4.3(a)	Written Assignment of Warrant Agreement from General Electric Capital Corporation to the Convertible Fund, LP dated March 28, 2002 (17)

4.3(b)	Written Assignment of Warrant Agreement from the Convertible Fund, LP to Highbridge International LLC dated April 26, 2002 (17)

4.4

Agreement dated April 26, 2000, by and between True North Communications, Inc. and the Company, amending the Intercompany Credit Agreement, dated February 3, 1999, and the Stockholders Agreement, dated May 4, 1999 (7)

4.5	Rights Agreement dated June 18, 2001 between the Company and EquiServe Trust Company, NA (14)

10.1(a)	1997 Stock Option Plan, as amended (2)

10.1(b)	1999 Employee Stock Purchase Plan (2)

Exhibit No.	Description

10.1(c)	Modem Media Advertising Limited Partnership 1996 Option Plan and its amendment (3)

10.1(d)	1999 Stock Incentive Plan (8)

10.1(e)	Modem Media 2000 Stock Incentive Plan (9)

10.1(f)	Modem Media, Inc. Management Incentive Plan (13)

10.2(a)	Amended and Restated Employment Agreement between the Company and Gerald M. O’Connell, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (2)

10.2(b)	Amended and Restated Employment Agreement between the Company and Robert C. Allen, II, dated as of January 1, 1997, as amended and restated as of November 25, 1998 (2)

10.2(c)	Letter Agreement dated January 31, 2000 between the Company and Gerald M. O’Connell (5)

10.2(d)	Letter Agreement dated January 31, 2000 between the Company and Robert C. Allen, II (5)

10.2(e)	Letter Agreement dated April 19, 1999 between the Company and Sloane Levy (5)

10.2(f)	Letter Agreement dated January 31, 2000 between the Company and Sloane Levy (5)

10.2(g)	Employment Agreement dated January 4, 2001 between the Company and Frank J. Connolly, Jr. (12)

10.2(h)	Employment Agreement dated January 15, 2001 between the Company and Marc C. Particelli (12)

10.2(i)	Employment Agreement dated February 14, 1996 between the Company and David P. Lynch (15)

10.2(j)	Letter Agreement dated January 31, 2000 between the Company and David P. Lynch (15)

10.2(k)	Letter Agreement dated June 1, 2000 between the Company and Peter Moritz (15)

10.2(l)	Letter Agreement dated May 14, 2001 between the Company and Peter Moritz (15)

10.2(m)	Letter Agreement dated April 19, 2002 between the Company and Dan Springer (19)

10.2(n)	Letter Agreement dated September 26, 2002 between the Company and Michael de Kare-Silver

10.2(o)	Letter Agreement between the Company and Gerald M. O’Connell dated November 18, 2003 (20)

10.3(a)	Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Gerald M. O’Connell (2)

10.3(b)	Covenant Not to Compete or Solicit Business dated as of December 31, 1996 between the Company and Robert C. Allen, II (2)

10.3(c)	Covenant Not to Compete or Solicit Business dated January 15, 2001 between the Company and Marc C. Particelli (12)

10.3(d)	Form of Covenant Not to Compete or Solicit Business for Frank Connolly, Sloane Levy, David Lynch and Peter Moritz

10.4	Form of Indemnification Agreement (2)

Exhibit No.	Description

10.5	Sublease Agreement dated August 1, 1998 between the Company and Bozell, Jacobs, Kenyon & Eckhardt, Inc. (2)

10.6	Form of Affiliate Agreement by and between the Company and Modem Media. Poppe Tyson do Brasil Ltda. (2)

10.7	Letter Agreement dated December 2, 2003 between The Interpublic Group of Companies, Inc. and Modem Media, Inc. (21)

10.8	Form of Underwriting Agreement (21)

10.9††	Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the Investors named therein (11)

10.9(a)	Amendment No.1 to Stock Purchase Agreement dated December 22, 2000 among CentrPort, Inc., the Company and the Investors named therein, effective as of December 31, 2001 (16)

10.10	Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company (12)

10.10(a)	Amendment to Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company, effective as of December 31, 2001 (16)

10.10(b)	Amended and Restated Reseller Agreement dated December 22, 2000 by and between CentrPort, Inc. and the Company, effective as of March 23, 2003 (19)

14	Code of Conduct and Ethics (19)

16	Arthur Andersen, LLP letter to Securities and Exchange Commission dated May 30, 2002 (18)

21.1	List of significant subsidiaries

23	Consent of PricewaterhouseCoopers LLP dated March 26, 2004

31.1	Certification of Marc C. Particelli, President and Chief Executive Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Marc C. Particelli, President and Chief Executive Officer and Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-68057)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2000 for the period ended December 31, 1999
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 15, 2000, amending the Form 8-K filed on February 25, 2000.
(7)	Incorporated by reference to the Company’s Quarterly Report on the Form 10-Q for the period ended March 31, 2000
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-96483)
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8. (File No. 333-46204)
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on January 5, 2001, amending the

Form 8-K filed on December 22, 2000
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2001 for the period ended December 31, 2000
(13)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2001
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2001
(15)	Incorporated by reference to the Company’s Quarterly Report Form on 10-Q for the period ended June 30, 2001
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2001
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 30, 2002
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2003 for the period ended December 31, 2002
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2003
(21)	Incorporated by reference to the Company’s Registration Statement on Form S-3/A filed on December 17, 2003 (File No. 333-110583)
††	The Company has requested confidential treatment from the Securities and Exchange Commission for portions of this document.
(b)	Reports on Form 8-K

The Company filed a Form 8-K, dated November 5, 2003, reporting in Item 9 that it attached a press release as an Exhibit 99.1 pursuant to Regulation FD, reporting guidance on earnings per share and revenue for the full year 2003. In addition, in the same Form 8-K, reporting in Item 12, the Company furnished the results of operations for the third quarter of 2003 and nine months ended September 30, 2003.

The Company filed a Form 8-K, dated November 18, 2003, reporting in Item 5, that the Company’s board of directors approved the appointment of Mr. G. M. O’Connell as non-executive chairman of the Board, effective January 1, 2004 and that for 2004 and 2005 Mr. O’Connell will provide part-time consulting services to the Company.

The Company filed a Form 8-K, dated December 2, 2003, reporting in Item 5 that Mr. G.M O’Connell, the Chairman of the Board of Directors, and Mr. Bob Allen, a director of the Company, amended and extended their sales plans under Rule 10b5-1(c)(3).

The Company filed a Form 8-K, dated December 29, 2003, reporting in Item 5, that 11,155,000 outstanding shares of the Company’s common stock have been sold by certain stockholders in an underwritten public offering. The stockholders reported to have sold such shares were: The Interpublic Group of Companies, Inc., Gerald M. O’Connell and Robert C. Allen, II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on this 31st day of March, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ GERALD M. O’CONNELL	Chairman of the Board of Directors	March 26, 2004

Gerald M. O’Connell

/S/ MARC C. PARTICELLI	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

Marc C. Particelli

/S/ FRANK J. CONNOLLY, JR.	Chief Financial Officer (Principal Financial Officer)	March 26, 2004

Frank J. Connolly, Jr.

/S/ BRIAN J. DICK	Controller (Principal Accounting Officer)	March 26, 2004

Brian J. Dick

/S/ ROBERT C. ALLEN, II	Director	March 26, 2004

Robert C. Allen, II

/S/ ROBERT H. BEEBY	Director	March 26, 2004

Robert H. Beeby

/S/ RICHARD M. HOCHHAUSER	Director	March 26, 2004

Richard M. Hochhauser

Signature	Title	Date

/S/ DON PEPPERS	Director	March 26, 2004

Don Peppers

/S/ DON SEELEY	Director	March 26, 2004

Don Seeley

/S/ LARRY WEBER	Director	March 26, 2004

Larry Weber

/S/ JOSEPH R. ZIMMEL	Director	March 26, 2004

Joseph R. Zimmel