Form 10-Q
period 2004-03-31
MODEM MEDIA INC
filed 2004-05-11
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission File No. 0-21935

Modem Media, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1464807 (I.R.S. Employer Identification No.)

230 East Avenue
Norwalk, CT 06855
(203) 299-7000
(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 27,200,831 shares of the Registrant’s Common Stock, $0.001 par value, issued and outstanding as of April 30, 2004.

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

•	our dependence on a limited number of clients, including the credit risk posed by any of our clients and the potential bankruptcy of any of our clients,
•	our exclusivity arrangements with clients that may limit our ability to provide services to others,
•	spending levels and budget constraints of our clients for interactive marketing services,
•	the variability of our operating results,
•	our ability to accurately estimate costs in fixed-fee engagements,
•	the need to implement any additional cost reduction programs if demand for our services were to decline,
•

our ability to sub-lease our unoccupied office space and the ability of our sub-tenants to continue to meet their obligations under our sub-lease agreements for parts of our San Francisco office space,

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are guarantor,
•	the timing of and costs associated with ceasing operations in Brazil,
•	utilization of our deferred tax assets,
•	our need and ability to manage the level of our staff and capacity in the future,
•	our history of operating losses,
•	our dependence on key management staff,
•	our ability to manage third party vendors for the benefit of our clients,
•	the potential disruption of information systems due to unanticipated problems or failures,
•	our ability to maintain our reputation and expand name recognition to remain competitive,
•	the potential liability to our clients for damages,
•	the impact of our involvement in litigation, including class action lawsuits,
•	our ability to use intellectual property in the future,
•	our ability to integrate acquired companies, if any,
•	significant competition within the industry and low barriers to entry,
•	our dependence on the future growth and development of the internet and the market for our services,
•	changes in government regulation, including regulation of privacy issues,
•	customer concerns about privacy and data usage on the Internet and other interactive channels,
•	our ability to respond to rapid technological change,
•	the volatility of the price of our stock,
•	the potential dilution of earnings per share from the exercise of outstanding stock options, and
•	the difficulty of acquisition by a third party due to anti-takeover provisions.

             In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,549	$56,095
Marketable securities	20,416	—
Accounts receivable, net of bad debt reserve of $157 and $162, respectively	10,760	15,352
Unbilled revenues	2,871	853
Deferred income taxes	3,634	3,371
Prepaid expenses and other current assets	1,715	2,717

Total current assets	75,945	78,388
Noncurrent assets:
Property and equipment, net	6,901	7,308
Goodwill	43,156	43,156
Deferred income taxes	12,603	12,694
Other assets	1,408	1,389

Total noncurrent assets	64,068	64,547

Total assets	$140,013	$142,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,217	$1,388
Pre-billed media	11,476	12,508
Deferred revenues	2,689	4,809
Accrued restructuring	3,122	2,974
Accrued expenses and other current liabilities	4,683	6,325

Total current liabilities	23,187	28,004
Noncurrent liabilities:
Accrued restructuring	12,330	13,173
Other liabilities	1,060	1,109
Stockholders’ equity:
Common stock, $.001 par value—145,000,000 shares authorized, 27,203,295 and 26,705,359 issued, respectively	27	27
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	196,858	194,310
Deferred compensation	(336)	(202)
Accumulated deficit	(91,088)	(91,826)
Treasury stock, 324,902 and 264,522 shares of common stock, respectively, at cost	(1,701)	(1,351)
Accumulated other comprehensive loss	(324)	(309)

Total stockholders’ equity	103,436	100,649

Total liabilities and stockholders’ equity	$140,013	$142,935

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$15,294	$14,465
Cost of revenues	8,181	7,748

Gross profit	7,113	6,717
Operating expenses:
Selling, general and administrative	5,415	4,848
Depreciation and amortization	538	931

Total operating expenses	5,953	5,779

Operating income	1,160	938
Interest income	159	155
Other expense, net	(156)	(173)

Income before income taxes	1,163	920
Provision for income taxes	425	319

Net income	$738	$601

Basic and diluted per share data:
Net income	$0.03	$0.02

Weighted-average number of common shares outstanding:
Basic	26,585	25,967

Diluted	28,197	26,107

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$738	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538	931
Non-cash income taxes	(172)	224
Amortization of deferred compensation	99	53
Other, net	—	(4)
Changes in assets and liabilities:
Accounts receivable	4,567	546
Unbilled revenues	(2,018)	(1,469)
Prepaid expenses and other assets	(390)	422
Tax benefit from exercise of stock options	416	—
Accounts payable, accrued expenses and other liabilities	(1,827)	(3,695)
Pre-billed media	(1,032)	(1,772)
Deferred revenues	(2,135)	50
Accrued restructuring	(731)	(632)

Net cash used in operating activities	(1,947)	(4,745)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(132)	(94)
Purchases of marketable securities	(20,416)	—
Restricted cash	1,333	—
Collection of notes receivable	22	578

Net cash (used in) provided by investing activities	(19,193)	484

Cash flows from financing activities:
Purchases of treasury stock	(350)	(94)
Payments of notes payable and capital lease obligations	(50)	(122)
Exercises of stock options and purchases under employee stock purchase plan	1,897	54

Net cash provided by (used in) financing activities	1,497	(162)

Effect of exchange rates on cash and cash equivalents	97	(8)
Net decrease in cash and cash equivalents	(19,546)	(4,431)
Cash and cash equivalents, beginning of the period	56,095	49,312

Cash and cash equivalents, end of the period	$36,549	$44,881

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations—Modem Media, Inc. (the “Company”) is an interactive marketing strategy and services firm. The Company is a marketing partner to some of the world’s leading companies and uses digital marketing and technologies to help their clients realize greater value from their most vital asset—their customers. The Company leverages its experience in marketing and business strategy, database marketing, creative design and technology development to address the unique business objectives, challenges and opportunities of each of its client companies. Headquartered in Norwalk, Connecticut, the Company maintains offices in San Francisco and London.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Revenue Recognition and Billing—The Company recognizes revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For the three months ended March 31, 2004 and 2003, approximately 90% of its fee-based revenues were derived from fixed-fee and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Clients hire the Company on a fixed-fee, retainer or time-and-materials basis. The Company reassesses its estimated costs on fixed-fee engagements periodically and, as needed, for specific engagements. Losses, which have not been material, are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns purchased by the Company for its clients is not included in revenue because the Company acts as an agent on behalf of its clients.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”), the Company reports reimbursable pass-through expenses as a component of revenues and cost of revenues. This component of revenue was less than 3% of total revenues for all periods presented.

Business Concentrations and Credit Risk—The Company had revenues from Delta Air Lines, IBM, General Motors and Hewlett Packard representing 21%, 13%, 13% and 10% of revenues, respectively, for the three months ended March 31, 2004. The Company had revenues from Delta Air Lines and General Motors representing 26% and 22% of revenues, respectively, for the three months ended March 31, 2003. The Company generally does not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had four clients accounting for 24%, 13%, 12% and 11% of total gross accounts receivable as of March 31, 2004. The Company had four clients accounting for 32%, 26%, 16% and 16% of total gross accounts receivable as of December 31, 2003. Delta Air Lines, which represented 24% of the total gross accounts receivable as of March 31, 2004, has stated in its periodic report on Form 10-Q filed with the SEC on May 10, 2004, that if it cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, it will need to pursue alternative courses of action intended to make Delta Air Lines viable for the long-term, including the possibility of seeking to restructure its costs under Chapter 11 of the U.S. Bankruptcy Code. The Company continues to monitor this situation and has taken steps to minimize the financial risk to the Company in case of the further deterioration of the financial condition of Delta and the filing of bankruptcy under Chapter 11.

Income Taxes—The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 109, Accounting for Income Taxes. In accordance with such standard, the provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred income tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred income tax assets and liabilities are recognized in the period that includes the enactment date.

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

If compensation expense for stock options awarded under the Company’s plans were to have been determined in accordance with SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share would have been as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income as reported	$738	$601
Stock–based compensation recorded, net of tax	58	32

Sub total	796	633
Stock-based compensation expense determined under SFAS 123, net of tax	771	715

Pro forma net income (loss)	$25	$(82)

Net income (loss) per share:
Basic and diluted income per share, as reported	$0.03	$0.02

Basic and diluted income (loss) per share, pro forma	$0.00	$(0.00)

The effects of applying SFAS No. 123 in the pro forma net income (loss) disclosures above are not likely to be representative of the effects on pro forma disclosures of future years.

During the first quarter of 2004, as a partial payment of bonuses under the Company’s management incentive plan, the Company issued approximately 29,000 shares of restricted stock and 3,500 stock options to purchase its common stock to certain management employees at $8.00 per share, the fair market value of the Company’s common stock on the date of grant, and a weighted average exercise price of $2.53 per stock option, respectively. The Company recorded deferred compensation expense of approximately $0.2 million relating to the restricted stock, which represents the difference between the cost of the stock to the employee and the fair market value of the Company’s common stock on the date of grant. In addition, the Company recorded deferred compensation expense of $0.02 million relating to the stock options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. These amounts will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2005. The Company has amortized approximately $0.03 million of deferred compensation during the three months ended March 31, 2004 related to the restricted stock and stock options.

On January 1, 2004, the Company modified the terms of an outstanding stock option award for a key executive who became a consultant with the Company. The fair value of unvested outstanding stock options were remeasured on March 31, 2004 and will be remeasured at each balance sheet date until the stock options vest on December 31, 2004. The Company will recognize compensation expense for the fair value of the unvested stock options over the remaining vesting period. For the quarter ended March 31, 2004, $0.03 million was recorded as compensation expense.

During the first quarter of 2003, as a partial payment of bonuses under the Company’s management incentive plan, the Company issued approximately 244,000 stock options to purchase its common stock to certain management employees at an exercise price of $0.58 per share. The Company recorded deferred compensation expense of approximately $0.4 million relating to these stock options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. This balance will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2004. The Company has amortized approximately $0.05 million and $0.1 million of deferred compensation during the three months ended March 31, 2004 and 2003, respectively, related to these options.

In connection with the transfer to True North Communications, Inc. (“True North”) of the non-strategic digital interactive marketing operations by the Company in 1998, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company’s common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company’s Common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations under the 1997 Plan (the “Option Agreement”). As of March 31, 2004, options to purchase up to 40,964 shares of common stock to be satisfied by True North, through the Interpublic Group of Companies (“IPG”), which completed its acquisition of True North in June 2001, remained outstanding. Upon the exercise of such options, the exercise price will be paid to IPG and IPG will surrender an equivalent number of shares of common stock to the Company. During the first quarter of 2004, 60,380 shares related to the exercise of such options at a cost of $0.35 million were included in treasury stock on the consolidated balance sheets.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Although cash balances are maintained in high quality financial institutions, the balances at times exceed insurable amounts.

Marketable Securities—The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company recognized gains and losses when these securities are sold using the specific identification method. The Company has not recognized any material gains or losses from the sale of its investments in marketable securities.

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

Goodwill—Goodwill represents acquisition costs in excess of the fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is reviewed for impairment annually, as well as when a triggering event indicates impairment may have occurred. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of the reporting unit. The first step of the process is a screen for potential impairment and the second step measures the amount of impairment, if any. The Company performed its annual goodwill impairment test during the fourth quarter of 2003 and determined that no additional impairment had occurred. The Company will continue to perform a goodwill impairment test annually, as well as when a triggering event indicating impairment may have occurred.

Net Income Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three months ended March 31, 2004 and 2003, outstanding options to purchase shares of common stock of approximately 0.3 million and 5.4 million, respectively, were not included in the computation of diluted net income per share because to do so would have an antidilutive effect for the periods presented. The following table details the computation of basic and diluted earnings per share for net income:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net income	$738	$601

Weighted average common shares outstanding—basic	26,585	25,967
Assumed conversion of dilutive securities	1,612	140

Weighted average common shares outstanding—diluted	28,197	26,107

Basic and diluted earnings per share	$0.03	$0.02

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

Comprehensive Income—The Company reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments and available-for-sale securities as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income consists of net income and foreign currency translation adjustments. Comprehensive income was $0.7 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for the Company beginning the first quarter of fiscal 2004. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements or disclosures.

NOTE 2. CentrPort Investment and Lease Guarantee

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

Based on the Company’s review, during the fourth quarter of 2003, of the financial results of CentrPort for the latter part of 2003 as well as projections for 2004, the Company determined that its investment in CentrPort was fully impaired at December 31, 2003. Accordingly, the Company recorded a $0.5 million impairment charge relating to this investment in the fourth quarter of 2003. The Company also concluded that it is not likely that the Company will be able to recognize any benefit from the deferred tax asset related to this investment. As a result, the Company recorded a $0.8 million tax provision in the fourth quarter of 2003 to provide a valuation allowance against this deferred tax asset.

The Company is guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of March 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.3 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Furthermore, CentrPort has agreed to cooperate with the Company to secure its release from its guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate action to be reimbursed for this liability.

The Company has considered the need to record a provision for this potential liability. Although the Company believes it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, the criteria to accrue a loss contingency under SFAS No. 5, Accounting for Loss Contingencies, which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of March 31, 2004, no provision has been recorded for this potential liability.

NOTE 3. Accrued Restructuring

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

The accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2003	Charges (Credits)	Cash Uses	Other	Balances at March 31, 2004
	(In thousands)
Facilities	$15,821	$—	$(784)	$130	$15,167
Other exit costs	326	—	(41)	—	285

Total	$16,147	$—	$(825)	$130	15,452

Less: current portion					3,122

Long-term portion					$12,330

For the three months ended March 31, 2004, included in “other” within the facilities category is $0.1 million in interest expense.

NOTE 4. Legal Proceedings

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

NOTE 5. Subsequent Events

Due to adverse market conditions and lower revenues in the Company’s São Paolo, Brazil office, its estimates of future operating performance and cash flows in Brazil have declined substantially. As a result, in the second quarter of 2004, the operations of the Company’s office in São Paolo are expected to cease. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of these operations will be reclassified and separately presented in the Company’s consolidated financial statements as discontinued operations beginning in the second quarter of 2004. A restructuring charge, net of tax, of approximately $0.6 million related to those activities is expected to be recorded in the second quarter of 2004 and would be included within operating loss from discontinued operations.

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

Revenue Recognition

We recognize revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For the three months ended March 31, 2004 and 2003, approximately 90% of our fee-based revenues were derived from fixed-fee and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Our clients hire us on a fixed-fee, retainer or time-and-materials basis. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns we purchased for our clients is not included in revenue because we act as an agent on behalf of our clients. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience and the review of the aging and analysis of specific accounts, including the financial condition of our clients and the cyclical nature of the industries in which they operate.

Accounting for Restructuring Liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, reduce excess office facilities and equipment, and terminate employees. The liability for the excess office facilities is equal to the present value of the future minimum lease payments, including applicable operating expenses, under contractual obligations offset by the present value of estimated future sublease payments from our existing subtenants. If our assumptions about future events are more or less favorable that those we have projected, we may be required to adjust existing accrued restructuring liabilities associated with this excess office space (see Note 3 of Notes to Consolidated Financial Statements). The principal future events that we have considered in determining estimated costs associated with the excess space relate to operating cost escalation assumptions, an upcoming market rent review in our London office, the ability of our sub-tenants to continue to meet their obligations and our expected inability to further sublet our excess office space.

We continue to pursue potential sublease opportunities for all of our excess office space. Should we be able to sublease any of our excess office space, we would reverse the appropriate portion of the existing restructuring accrual related to the respective facility at such time.

Accounting for Income Taxes

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate an income tax provision for each of the jurisdictions in which we operate. This process involves estimating the actual current tax provision or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent it is determined that recovery is not likely, a valuation allowance is established. Significant management judgment is required in determining the provision or benefit for income taxes and the amount of valuation allowance that would be required. Historically, we have not taken benefits for losses generated by most of our foreign entities. As of March 31, 2004, we have recorded a valuation allowance against all of the foreign deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

At March 31, 2004 deferred tax assets were $16.2 million, net of a $1.9 million valuation allowance. The net deferred tax assets of $16.2 million represents net operating loss carry forwards and deductible temporary differences, which are more likely than not to be utilized in the future. We considered all of the available evidence in evaluating the recoverability of our deferred tax assets; however, a change in circumstances, including expectations as to our projected future taxable income, may have a material impact on the recoverability of deferred tax assets and on future operating results.

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

We performed our annual goodwill impairment test during the fourth quarter of 2003 and determined that the goodwill was not impaired. We will continue to perform a goodwill impairment test annually, as well as when a triggering event indicates impairment may have occurred. If the fair value of the U.S. reporting unit should decline significantly, we may be required to recognize an impairment charge up to the carrying value of the goodwill of $43.2 million. As of October 1, 2003, the estimated fair value of our U.S. reporting unit was significantly in excess of the carrying value of the U.S. reporting unit.

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

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of March 31, 2004, the aggregate remaining base rent and operating expenses due under this lease was $5.3 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Furthermore, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

We have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, we believe the criteria to accrue a loss contingency under SFAS No. 5, Accounting for Loss Contingencies, which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of March 31, 2004, no provision has been recorded for this potential liability.

Discontinued Operations

Due to adverse market conditions and lower revenues in the Company’s Sao Paolo office, our estimates of future operating performance and cash flows in Brazil have declined substantially. As a result, in the second quarter of 2004, the operations of the Company’s office in São Paolo is expected to cease. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of these operations will be reclassified and separately presented as discontinued operations beginning in the second quarter of 2004. A restructuring charge, net of tax, of approximately $0.6 million related to those activities is expected to be recorded in the second quarter of 2004 and would be included within operating loss from discontinued operations.

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

Our ten largest clients accounted for 88% and 86% of consolidated revenues for the three months ended March 31, 2004 and 2003, respectively. Delta Air Lines, IBM, General Motors and Hewlett Packard accounted for 21%, 13%, 13% and 10% of our revenues, respectively, in the three months ended March 31, 2004. Delta Air Lines and General Motors accounted for 26% and 22% of our revenues, respectively, in the three months ended March 31, 2003. We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

Delta Air Lines, which represented 24% of the total gross accounts receivable as of March 31, 2004, has stated in its periodic report on Form 10-Q filed with the SEC on May 10, 2004, that if it cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, it will need to pursue alternative courses of action intended to make Delta Air Lines viable for the long-term, including the possibility of seeking to restructure its costs under Chapter 11 of the U.S. Bankruptcy Code. We continue to monitor this situation and have taken steps to minimize the financial risk to us in case of the further deterioration of the financial condition of Delta and the filing of bankruptcy under Chapter 11.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues.  Revenues increased $0.8 million, or 6%, to $15.3 million for the three months ended March 31, 2004 from $14.5 million for the three months ended March 31, 2003. This increase in revenues was primarily attributable to an increase in overall average fee per billed hour, partially offset by a reduction in total billed hours. Average fee per billed hour increased from $164 during the first quarter of 2003 to $186 during the same period in 2004. Total billed hours declined from 82,000 billed hours during the three months ended March 31, 2003 to 79,000 billed hours during the same period in 2004, which was principally due to the completion of a large engagement in the Brazil office which did not reoccur in 2004. By location, billed hours decreased by 7,000 to 6,000 in Brazil and by 1,000 to 57,000 in the U.S., offset by an increase in billed hours of 5,000 to 16,000 in London. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.4 million during the first quarter of 2004 compared with 2003, due to the strengthening of the British Pound compared to the U.S. Dollar. Revenues from our operations in Brazil were $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

Cost of Revenues.  Cost of revenues increased $0.5 million, or 6%, to $8.2 million for the three months ended March 31, 2004 from $7.7 million for the three months ended March 31, 2003. This increase in cost of revenues was primarily due to additional employee compensation and related expenses mainly due to an increase in full time equivalent employees (“FTEs”), in which the average number of FTEs increased by 10 from 236 average FTEs during the first quarter of 2003 to 246 average FTEs during the first quarter of 2004. Cost of revenues from our operations in Brazil were $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively.

Gross Profit. Gross profit margin increased to 47% of revenues for the three months ended March 31, 2004, from 46% for the three months ended March 31, 2003. This increase was primarily due to an increase in the average fee per billed hour of $22 from $164 during the first quarter of 2003 to $186 during the first quarter of 2004, mostly offset by lower utilization (billed hours divided by total capacity hours of billable employees) of 70% for the three months ended March 31, 2004 compared with 76% for the same period in 2003.

Selling, General and Administrative.  Selling, general and administrative expenses increased $0.6 million, or 12%, to $5.4 million for the three months ended March 31, 2004 from $4.8 million for the three months ended March 31, 2003. The increase in selling, general and administrative expenses were primarily due to an increase in employee compensation and related expenses, facilities related expenses, and an increase in professional fees related to a Sarbanes-Oxley project. Selling, general and administrative expenses from our operations in Brazil were $0.1 million for each of the three months ended March 31, 2004 and 2003.

Depreciation and Amortization.  Depreciation and amortization decreased $0.4 million, or 42%, to $0.5 million for the three months ended March 31, 2004 from $0.9 million for the three months ended March 31, 2003. The decrease in depreciation and amortization was attributable to certain assets becoming fully depreciated during 2003.

Interest Income.  Interest income remained flat at $0.2 million for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. This was primarily attributable to higher average cash balances for most of the first quarter of 2004 as compared to the same period in 2003 offset by a decrease in average interest rates and an investment of cash in marketable securities during March 2004.

Provision for Income Taxes.  The provision for income taxes for the three months ended March 31, 2004 was $0.4 million compared to $0.3 million for the three months ended March 31, 2003. The effective income tax rate was 37% for the three months ended March 31, 2004 compared to an effective income tax benefit rate of 35% for the three months ended March 31, 2003. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective tax rates differ from the federal statutory rates due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

Liquidity and Capital Resources

We historically have financed our operations primarily from funds generated from operations. Net cash used in operating activities was $1.9 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively.

Net cash (used in) provided by investing activities was $(19.2) million for the three months ended March 31, 2004 compared to $0.5 million for the three months ended March 31, 2003. During the first three months of 2004, we invested $0.1 million in capital expenditures and purchased $20.4 million of marketable securities. In addition, during the first three months of 2004 we collected $0.02 million of notes receivable and obtained $1.3 million in restricted cash related to a letter of credit for our San Francisco office space. As of December 31, 2003, this restricted cash was included in “Prepaid expenses and other current assets” on the consolidated balance sheet. We anticipate spending approximately $2 million on capital expenditures during the year ended December 31, 2004.

Net cash provided by (used in) financing activities was $1.5 million for the three months ended March 31, 2004 compared to $(0.2) million for the three months ended March 31, 2003. Our primary source of cash from financing activities for the three months ended March 31, 2004 and 2003 were proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan of $1.9 million and $0.1 million, respectively. Offsetting these items for the three months ended March 31, 2004 and 2003 were repayments of debt and capital lease obligations of $0.05 million and $0.1 million, respectively, and the purchase of treasury stock for $0.4 million and $0.1 million, respectively.

In 2004, cash flow from financing activities may fluctuate based on possible purchases of our common stock as a result of the exercise of stock options.

We believe that our cash on hand and short-term investments together with funds generated from operations will be sufficient to meet our capital needs for at least the next twelve months.

We are the guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of March 31, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.3 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

We have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, we believe the criteria to accrue a loss contingency under SFAS No. 5, Accounting for Loss Contingencies, which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonable estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of March 31, 2004, no provision has been recorded for this potential liability.

In October 2002, we established a program to repurchase over an eighteen month period up to $5.0 million of our common stock. The timing and amount of purchases will be dependent upon a number of factors, including the price and availability of our common stock, general market conditions and other uses of funds. The program expired in April 2004. In aggregate we have purchased 57,790 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of March 31, 2004.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation are effective for us beginning the first quarter of fiscal 2004. The adoption of this interpretation did not have a material effect on our consolidated financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended March 31, 2004 and 2003, we derived 20% and 15%, respectively, of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiaries. These subsidiaries incur most of their expenses in the local currency. Accordingly, our foreign subsidiaries use the local currency as their functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound and Brazilian Real as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.4 million during the first quarter of 2004 compared with 2003, due to the strengthening of the British Pound compared to the U.S. Dollar. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

We are exposed to interest rate risk primarily through our investments in cash equivalents and marketable securities. Our investment policy calls for investment in low risk instruments and we have limited our exposure to interest rate risk by investing in securities with maturities of two years or less and our weighted average maturity will be no more than one year.

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

During the quarter ended March 31, 2004, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table is a summary of all repurchases made by the Company of its common stock during the three months ended March 31, 2004, prior purchases made in prior periods and purchases which may be made pursuant to outstanding plans as of March 31, 2004:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January	20,000	(2)	$5.79	(2)	57,790	65,510(3) and $4,867,330(1)
February	22,000	(2)	5.79	(2)	57,790	40,964(3)(4) and $4,867,330(1)
March	—		N/A		57,790	40,964(3) and $4,867,330(1)

Total	42,000	(2)	$5.79	(2)	57,790	40,964(3) and $4,867,330(1)

(1)

In October 2002, we established a program, which expired in April 2004, to repurchase $5.0 million of our common stock. The timing and amount of the Company’s purchases were dependent on a number of factors including the price and availability of our common stock, general market conditions and other uses of funds. These shares were repurchased between November 2002 and April 2003. There were no repurchases during the first quarter of 2004.

(2)

These shares represent the exercise of options under the Option Agreement with True North. The exercise price has been paid to IPG and IPG surrendered an equivalent number of shares of common stock to the Company.

(3)

The number of shares that are subject to option exercises under the Option Agreement, pursuant to which the exercise price would be paid to IPG and IPG would surrender an equivalent number of shares to the Company.

(4)	Due to the termination of employment of certain option holders, options to purchase 2,546 shares were cancelled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, during the first quarter of 2004, our Audit Committee has approved additional or re-affirmed engagements of PricewaterhouseCoopers LLP, our independent auditors, to perform the following:

(a)

non-audit services: evaluate our design of our internal controls that are required by section 404 of the Sarbanes-Oxley Act; and tax services in Europe regarding tax filings and specific tax advice; and

(b)	audit related services: provide continuing education services; audit our 401(K) employee benefit plan for the year ended December 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Marc C. Particelli, President and Chief Executive Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Marc C. Particelli, President and Chief Executive Officer and Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

             The Company filed a Form 8-K, dated February 26, 2004, reporting in Item 5, that it announced the appointment of Scott Sorokin as Managing Director of its San Francisco office.

             The Company filed a Form 8-K, dated March 5, 2004, reporting in Item 7 that it attached a press release as an Exhibit 99.1. In the same Form 8-K, reporting in Item 9, pursuant to Regulation FD, the Company attached a press release as an Exhibit 99.1 reporting that the Company furnished results of operations for the fourth quarter 2003 and fiscal year-ended December 31, 2003 and guidance for the first quarter of 2004. In addition, in the same Form 8-K, reporting in Item 12, the Company furnished the results of operations for the fourth quarter of 2003 and fiscal year-ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2004	MODEM MEDIA, INC.
	By	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial Officer)

By	/s/ BRIAN J. DICK

Brian J. Dick Vice President, Controller (Principal Accounting Officer)