Form 10-Q
period 2004-06-30
MODEM MEDIA INC
filed 2004-07-30
CIK 1024787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

Commission File No. 0-21935

Modem Media, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1464807 (I.R.S. Employer Identification No.)

230 East Avenue
Norwalk, CT 06855
(203) 299-7000
(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 27,368,389 shares of the Registrant’s Common Stock, $0.001 par value, issued and outstanding as of July 15, 2004.

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

•

our ability to close the proposed transaction with Digitas Inc. (“Digitas”), which closing is subject to regulatory approval, the approval of our and Digitas’ stockholders and customary closing conditions,

•	the diversion of our management team from day to day operations to the proposed transaction with Digitas and integration planning,
•	the effect of the uncertainty surrounding the proposed transaction with Digitas on our ability to sell our services and retain our key employees and existing clients,
•	the effect of changes in the business of Digitas on our stock price,
•	our ability to generate the strategic benefits of the proposed transaction with Digitas after the closing of the merger,
•	our dependence on a limited number of clients, including the credit risk posed by any of our clients and the potential bankruptcy of any of our clients,
•	our exclusivity arrangements with clients that may limit our ability to provide services to others,
•	spending levels and budget constraints of our clients for interactive marketing services,
•	the variability of our operating results,
•	our ability to accurately estimate costs in fixed-fee engagements,
•	the need to implement any additional cost reduction programs if demand for our services were to decline,
•

our ability to sub-lease our unoccupied office space and the ability of our sub-tenants to continue to meet their obligations under our sub-lease agreements for parts of our San Francisco office space,

•	the ability of CentrPort to meet its obligations under its real estate lease, of which we are a guarantor,
•	utilization of our deferred tax assets,
•	our need and ability to manage the level of our staff and capacity in the future,
•	our dependence on key management staff,
•	our ability to manage third party vendors for the benefit of our clients,
•	the potential disruption of information systems due to unanticipated problems or failures,
•	our ability to maintain our reputation and expand name recognition to remain competitive,
•	the potential liability to our clients for damages,
•	the impact of our involvement in litigation, including class action lawsuits,
•	our ability to use intellectual property in the future,
•	significant competition within the industry and low barriers to entry,
•	our dependence on the future growth and development of the internet and the market for our services,
•	changes in government regulation, including regulation of privacy issues,
•	customer concerns about privacy and data usage on the Internet and other interactive channels,
•	our ability to respond to rapid technological change,
•	the volatility of the price of our stock,
•	the potential dilution of earnings per share from the exercise of outstanding stock options, and
•	the difficulty of acquisition by a third party due to anti-takeover provisions.

In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by us that our plans and objectives would be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEM MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,285	$56,095
Marketable securities	26,763	—
Accounts receivable, net of bad debt reserve of $152 and $162, respectively	10,521	15,352
Unbilled revenues	2,241	853
Deferred income taxes	4,005	3,371
Prepaid expenses and other current assets	1,775	2,717

Total current assets	75,590	78,388
Noncurrent assets:
Marketable securities	4,924	—
Property and equipment, net	6,534	7,308
Goodwill	43,156	43,156
Deferred income taxes	12,287	12,694
Other assets	1,404	1,389

Total noncurrent assets	68,305	64,547

Total assets	$143,895	$142,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$908	$1,388
Pre-billed media	12,480	12,508
Deferred revenues	2,454	4,809
Accrued restructuring	2,781	2,974
Accrued expenses and other current liabilities	4,948	6,325

Total current liabilities	23,571	28,004
Noncurrent liabilities:
Accrued restructuring	11,348	13,173
Other liabilities	1,003	1,109
Stockholders’ equity:
Common stock, $.001 par value—145,000,000 shares authorized, 27,685,200 and 26,705,359 issued, respectively	28	27
Preferred stock, $.001 par value—5,000,000 shares authorized, none issued and outstanding	—	—
Paid-in capital	199,436	194,310
Deferred compensation	(261)	(202)
Accumulated deficit	(89,328)	(91,826)
Treasury stock, 324,902 and 264,522 shares of common stock, respectively, at cost	(1,701)	(1,351)
Accumulated other comprehensive loss	(201)	(309)

Total stockholders’ equity	107,973	100,649

Total liabilities and stockholders’ equity	$143,895	$142,935

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$15,940	$15,344	$31,153	$29,594
Cost of revenues	8,352	6,701	16,436	14,276

Gross profit	7,588	8,643	14,717	15,318
Operating expenses:
Selling, general and administrative	5,146	4,868	10,504	9,621
Restructuring and other credits	(528)	—	(528)	—
Depreciation and amortization	502	860	1,031	1,782

Total operating expenses	5,120	5,728	11,007	11,403

Operating income	2,468	2,915	3,710	3,915
Interest income	158	129	312	270
Other income (expense), net	34	(168)	(119)	(336)

Income from continuing operations before income taxes	2,660	2,876	3,903	3,849
Provision for income taxes	782	1,138	1,206	1,457

Income from continuing operations	1,878	1,738	2,697	2,392

Discontinued operations:
Operating loss	(548)	(69)	(629)	(122)
Benefit for income taxes	430	—	430	—

Loss from discontinued operations	(118)	(69)	(199)	(122)

Net income	$1,760	$1,669	$2,498	$2,270

Basic and diluted per share data: *
Income from continuing operations	$0.07	$0.07	$0.10	$0.09
Loss from discontinued operations	—	—	(0.01)	—

Net income	$0.06	$0.06	$0.09	$0.09

Weighted-average number of common shares outstanding:
Basic	27,213	25,958	26,885	25,963

Diluted	28,241	26,124	28,266	26,206

* Numbers may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

MODEM MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,498	$2,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,031	1,801
Non-cash restructuring and other charges	265	—
Non-cash income taxes	(226)	1,010
Tax benefit for stock options	746	—
Amortization of deferred compensation	153	106
Changes in assets and liabilities:
Accounts receivable	4,813	3,343
Unbilled revenues	(1,387)	(829)
Prepaid expenses and other assets	(472)	363
Accounts payable, accrued expenses and other liabilities	(1,839)	(2,737)
Pre-billed media	(28)	(2,291)
Deferred revenues	(2,363)	(59)
Accrued restructuring	(2,051)	(1,470)

Net cash provided by operating activities	1,140	1,507

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(305)	(874)
Purchases of marketable securities	(44,026)	—
Sales of marketable securities	12,250	—
Restricted cash	1,333	—
Collection of notes receivable	45	602

Net cash used in investing activities	(30,703)	(272)

Cash flows from financing activities:
Purchases of treasury stock	(350)	(100)
Payments of notes payable and capital lease obligations	(143)	(209)
Exercises of stock options and purchases under employee stock purchase plan	4,168	54

Net cash provided by (used in) financing activities	3,675	(255)

Effect of exchange rates on cash and cash equivalents	78	12

Net increase in cash and cash equivalents	(25,810)	992
Cash and cash equivalents, beginning of the period	56,095	49,312

Cash and cash equivalents, end of the period	$30,285	$50,304

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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for any other interim period or any future year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Discontinued Operations—In April 2004, the Company announced its decision to close its office in São Paolo, Brazil, due to adverse market conditions and lower revenues. Operations of this office ceased in the second quarter of 2004 and as a result, in accordance with Statement of Financial Account Standard No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of these operations have been reclassified and are separately presented for all reporting periods as discontinued operations. Revenues from discontinued operations were $0.03 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.

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

Revenue Recognition and Billing—The Company recognizes revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For the three and six months ended June 30, 2004 and 2003, approximately 90% of its fee-based revenues were derived from fixed-fee and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Clients hire the Company on a fixed-fee, retainer or time-and-materials basis. The Company reassesses its estimated costs on fixed-fee engagements periodically and, as needed, for specific engagements. Losses, which have not been material, are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns purchased by the Company for its clients is not included in revenue because the Company acts as an agent on behalf of its clients.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-Of-Pocket Expenses Incurred (“EITF 01-14”), the Company reports reimbursable pass-through expenses as a component of revenues and cost of revenues. This component of revenue was less than 3% of total revenues for all periods presented.

Business Concentrations and Credit Risk—The Company had revenues from Delta Air Lines, Hewlett Packard, IBM and General Motors representing 23%, 15%, 10% and 10% of revenues, respectively, for the three months ended June 30, 2004, and revenues from Delta Air Lines, Hewlett Packard, IBM and General Motors representing 22%, 12%, 12% and 12%, respectively, for the six months ended June 30, 2004. The Company had revenues from Delta Air Lines, General Motors and IBM representing 19%, 18% and 13% of revenues, respectively, for the three months ended June 30, 2003, and revenues from Delta Air Lines, General Motors and IBM representing 23%, 20% and 10%, respectively, for the six months ended June 30, 2003. The Company generally does

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not require its clients to provide collateral. Additionally, the Company is subject to a concentration of credit risk with respect to its accounts receivable. The Company had three clients accounting for 30%, 10% and 10% of total gross accounts receivable as of June 30, 2004. The Company had four clients accounting for 32%, 26%, 16% and 16% of total gross accounts receivable as of December 31, 2003. Delta Air Lines represented 30% of the total gross accounts receivable as of June 30, 2004. Thirty-one percent of this Delta accounts receivable balance is associated with media transactions whereby the Company acts as an agent on behalf of Delta, and Delta is primarily responsible for the obligation to the media property. Delta has stated in its periodic report on Form 10-Q filed with the SEC on May 10, 2004, that if it cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, it will need to pursue alternative courses of action intended to make Delta Air Lines viable for the long-term, including the possibility of seeking to restructure its costs under Chapter 11 of the U.S. Bankruptcy Code. The Company continues to monitor this situation and has taken steps to reduce the financial risk to the Company in case of the further deterioration of the financial condition of Delta and the filing of bankruptcy under Chapter 11.

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

If compensation expense for stock options awarded under the Company’s plans were to have been determined in accordance with SFAS No. 123, the Company’s pro forma net income and pro forma net income per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$1,760	$1,669	$2,498	$2,270
Stock–based compensation recorded, net of tax	89	32	147	64

Sub total	1,849	1,701	2,645	2,334
Stock-based compensation expense determined under SFAS 123, net of tax	359	634	686	1,308

Pro forma net income	$1,490	$1,067	$1,959	$1,026

Net income per share:
Basic net income per share, as reported	$0.06	$0.06	$0.09	$0.09

Basic net income per share, pro forma	$0.05	$0.04	$0.07	$0.04

Diluted net income per share, as reported	$0.06	$0.06	$0.09	$0.09

Diluted net income per share, pro forma	$0.05	$0.04	$0.06	$0.04

The effects of applying SFAS No. 123 in the pro forma net income disclosures above are not likely to be representative of the effects on pro forma disclosures of future years. During the process of calculating the pro forma stock-based compensation expense for stock options for the second quarter of 2004, the Company determined there was an error in the calculation of such expense in the first quarter of 2004. Due to the correction of the error, the pro forma stock-based compensation expense for the first quarter of 2004 decreased by approximately $0.4 million from what was previously disclosed for that quarter. This correction has been properly accounted for in pro forma stock-based compensation expense for the six months ended June 30, 2004.

During the first quarter of 2004, as a partial payment of bonuses under the Company’s management incentive plan, the Company issued approximately 29,000 shares of restricted stock and 3,500 stock options to purchase its common stock to certain management employees at $8.00 per share, the fair market value of the Company’s common stock on the date of grant, and a weighted average exercise price of $2.53 per stock option, respectively. The Company recorded deferred compensation expense of

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $0.2 million relating to the restricted stock, which represents the difference between the cost of the stock to the employee and the fair market value of the Company’s common stock on the date of grant. In addition, the Company recorded deferred compensation expense of $0.02 million relating to the stock options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. These amounts will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2005. The Company has amortized approximately $0.02 and $0.05 million of deferred compensation during the three and six months ended June 30, 2004, respectively, related to the restricted stock and stock options.

On January 1, 2004, the Company modified the terms of an outstanding stock option award for G.M. O’Connell, Chairman of the Board, who became a consultant with the Company. The fair value of unvested outstanding stock options were remeasured on June 30, 2004 and will be remeasured at each balance sheet date until the stock options vest on December 31, 2004. The Company will recognize compensation expense for the fair value of the unvested stock options over the remaining vesting period. For the three and six months ended June 30, 2004, $0.01 and $0.04 million was recorded as compensation expense.

During the first quarter of 2003, as a partial payment of bonuses under the Company’s management incentive plan, the Company issued approximately 244,000 stock options to purchase its common stock to certain management employees at an exercise price of $0.58 per share. The Company recorded deferred compensation expense of approximately $0.4 million relating to these stock options, which represents the difference between the exercise price and the fair market value of the Company’s common stock on the date of grant. This balance will be amortized on a straight-line basis over the vesting period, which ends on December 31, 2004. The Company has amortized approximately $0.01 million and $0.05 million of deferred compensation during the three months ended June 30, 2004 and 2003, respectively, and approximately $0.06 million and $0.1 million of deferred compensation during the six months ended June 30, 2004 and 2003, respectively, related to these options.

In connection with the transfer to True North Communications, Inc. (“True North”) of the non-strategic digital interactive marketing operations by the Company in 1998, True North agreed to satisfy options to purchase up to an aggregate of 281,010 shares of the Company’s common stock held by employees of such operations, as well as options to purchase an aggregate of 298,022 shares of the Company’s Common stock held by former employees of the Poppe Tyson Strategic Interactive Marketing Operations under the 1997 Plan (the “Option Agreement”). As of June 30, 2004, options to purchase up to 40,964 shares of common stock to be satisfied by True North, through the Interpublic Group of Companies (“IPG”), which completed its acquisition of True North in June 2001, remained outstanding. Upon the exercise of such options, the exercise price will be paid to IPG and IPG will surrender an equivalent number of shares of common stock to the Company. During the six months ended June 30, 2004, 60,380 shares related to the exercise of such options at a cost of $0.35 million were included in treasury stock on the consolidated balance sheets.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Although cash balances are maintained in high quality financial institutions, the balances at times exceed insurable amounts.

Marketable Securities—The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The Company recognizes gains and losses when these securities are sold using the specific identification method. The Company has not recognized any material gains or losses from the sale of its investments in marketable securities.

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

Net Income Per Share—In accordance with SFAS No. 128, Earnings Per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during each period. Diluted net income per share gives effect to all potentially dilutive securities that were outstanding during each period. For the three months ended June 30, 2004 and 2003, outstanding options to purchase shares of common stock of approximately 0.3 million and 1.7 million, respectively, were not included in the computation of diluted net income per share because to do so would have an antidilutive effect for the periods presented. For the

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six months ended June 30, 2004 and 2003, outstanding options of approximate 0.3 million and 2.1 million, respectively, were likewise excluded. The following table details the computation of basic and diluted earnings per share for continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Income from continuing operations	$1,878	$1,738	$2,697	$2,392

Weighted average common shares outstanding—basic	27,213	25,958	26,885	25,963
Assumed conversion of dilutive securities	1,028	166	1,381	243

Weighted average common shares outstanding—diluted	$28,241	$26,124	$28,266	$26,206

Basic and diluted earnings per share for income from continuing operations	$0.07	$0.07	$0.10	$0.09

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

Comprehensive Income—The Company reflects its comprehensive income such as unrealized gains and losses on the Company’s foreign currency translation adjustments and available-for-sale securities as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income. The Company has not recorded the tax effects related to the currency translation adjustments because such adjustments relate to indefinite investments in international subsidiaries. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized losses on available-for-sale securities. Comprehensive income was $1.9 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income was $2.6 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. The provisions of this interpretation were effective for the Company beginning the first quarter of fiscal 2004. The adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements or disclosures.

NOTE 2. Discontinued Operations and Reclassification of Prior Period Financial Results

In April 2004, the Company announced its decision to close its office in São Paolo, Brazil, due to adverse market conditions and lower revenues. Operations of this office ceased in the second quarter of 2004 and as a result, in accordance with Statement of Financial Account Standard No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the results of this operation have been reclassified and are separately presented for all reporting periods as discontinued operations.

The São Paolo office generated revenues from discontinued operations of $0.03 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and $0.1 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. The operating loss for discontinued operations of $0.6 million for the six months ended June 30, 2004 included $0.3 million of asset impairments, severance, lease settlements and other costs. A tax benefit of $0.4 million was recorded as a component of discontinued operations as a result of the $1.0 million write-off of the investment in the Company’s São Paolo office. Other current liabilities of $0.2 million are primarily accruals for costs associated with the shutdown of the office and are included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. The Company expects to satisfy all material obligations during the third and fourth quarters of 2004.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major classes of assets and liabilities of the São Paolo office in the Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Cash and cash equivalents	$52	$20
Accounts and other receivables, net	—	93
Other current assets	21	66
Property and equipment, net	—	85

Total assets	$73	$264

Accounts payable	$20	$29
Other current liabilities	188	112

Total liabilities	$208	$141

NOTE 3. CentrPort Investment and Lease Guarantee

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

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CentrPort website metric analysis services are provided to the Company’s clients pursuant to a reseller agreement between the Company and CentrPort. The Company paid CentrPort $0.3 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively, for services performed. Additionally, the Company received commissions from CentrPort for referred clients of $0.5 million for each of the three months ended June 30, 2004 and 2003, and $0.5 million for each of the six months ended June 30, 2004 and 2003. These commissions have been included in revenues in the consolidated statements of operations.

The Company is guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of June 30, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.1 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Furthermore, CentrPort has agreed to cooperate with the Company to secure its release from its guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, the Company would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, the Company would take all appropriate action to be reimbursed for this liability.

The Company has considered the need to record a provision for this potential liability. Although the Company believes it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, the criteria to accrue a loss contingency under SFAS No. 5, Accounting for Loss Contingencies, which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of June 30, 2004, no provision has been recorded for this potential liability.

NOTE 4. Accrued Restructuring

Continuing Operations

The Company initiated a series of restructuring actions in 2002 to align capacity with both revenue and the demand from its clients. These actions were completed in the third and fourth quarters of 2002 and included staff reductions and a reduction in office space in the Company’s U.S. and London offices.

Discontinued Operations

Due to adverse market conditions and lower revenues in the Company’s São Paolo, Brazil office, its estimates of future operating performance and cash flows in São Paolo have declined substantially. As a result, in the second quarter of 2004, the operations of the Company’s office in São Paolo ceased. The results of this operation have been reclassified and are separately presented for all reporting periods as discontinued operations. In addition, the Company has recorded an accrual of approximately

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

$0.2 million for costs associated with the shutdown of this office. This accrual is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. The Company expects to satisfy all material obligations during the third and fourth quarters of 2004.

Due to the decline in client demand, the Company decided in the second quarter of 2002 to close its offices in Toronto, Munich and Hong Kong, ceasing operations in the third quarter of 2002.

The restructuring accruals established by the Company in respect to both continuing and discontinued operations, and activities related thereto, are summarized as follows:

	Balances at December 31, 2003	Charges (Credits)	Cash Uses	Other	Balances at June 30, 2004
	(In thousands)
Facilities	$15,821	$(464)	$(1,596)	$226	$13,987
Other exit costs	326	(134)	(50)	—	142

Total	$16,147	$(598)	$(1,646)	$226	14,129

Less: current portion					2,781

Long-term portion					$11,348

For the six months ended June 30, 2004, included in “other” within the facilities category is $0.2 million in interest expense. The credit of $0.5 million included in the facilities category was the result of a favorable resolution of the contractually required market rent review in our London office. The credit of $0.1 million included in the other exit costs category is the result of changes in estimates regarding the underlying assumptions related to the Company’s excess office space. Approximately $0.1 million of the credit was recorded as a component of operating loss from discontinued operations on the consolidated statement of operations.

NOTE 5. Legal Proceedings

Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of the Company’s officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, a former Board member, a Managing Director and former President), and certain named underwriters of its initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) (the “Underwriters”). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the Underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

On June 30, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. The settlement is partial because the Underwriters are not party to the settlement. The Company understands that a large majority of the other issuer defendants in the consolidated actions have also conditionally approved the proposed settlement.

If the settlement is not finalized, the Company will continue to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation if the litigation is not settled. Any unfavorable outcome of this litigation could have an adverse impact on its business, financial condition and results of operations.

MODEM MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT—(Continued)

In August 2001, the Company’s subsidiary, Modem Media Canada, Inc., brought suit against its landlord, City Core Properties, Ltd., in Ontario Supreme Court for breach of an office lease on the basis that the landlord did not complete the building into which Modem Media Canada was to move. Modem Media Canada is claiming approximately $1.2 million in damages. The landlord has counter-sued the Company, Modem Media Canada and certain of its officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The landlord and his brother have been added personally as defendants in the lawsuit. The office space was repossessed by a mortgage holder and has been sold to an unrelated third party. There is a trial scheduled for April 2005. The Company believes that there is no basis for the counterclaims, it has meritorious defenses to the counterclaims and it intends to defend this action vigorously. Based on this belief, the Company believes that the resolution of these matters will not have a material adverse effect on its business, financial condition and results of operations.

From time to time, the Company becomes involved in various routine legal proceedings in the ordinary course of its business. Other than as noted above, the Company believes that the outcome of pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its business, financial condition and results of operations.

NOTE 6. Subsequent Events

Effective July 15, 2004, the Company entered into an Agreement and Plan of Merger among Digitas, Inc and Digitas Acquisition Corp., (“Digitas”) a publicly traded marketing services organization. Under the term of the Agreement, Digitas will acquire the Company in a stock-for stock transaction.

On the date of closing each outstanding share of the Company’s common stock will be exchanged for .70 shares of Digitas common stock, and each option outstanding or warrant exercisable into the Company’s common stock will be assumed by Digitas and become exercisable into Digitas common stock, with appropriate adjustments based on the merger exchange ratio.

The merger is subject to customary conditions to closing, including (i) approval of the holders of the Company’s common stock, (ii) approval of the holders of Buyer’s common stock, (iii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain other regulatory approvals, (iv) the accuracy of representations and warranties and the absence of any material adverse effect with respect to each party’s business (in each case, subject to certain exceptions) and (v) the delivery of a customary opinion from counsel to the Company that the merger will qualify as tax-free reorganization for federal income tax purposes.

Closing of the transaction is expected to occur during the fourth quarter of 2004.

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

We were one of the first companies to provide interactive marketing services, and over the past 17 years have distinguished ourselves through numerous industry innovations and have been consistently recognized for our creative and effective solutions. We pioneered the use of Internet advertising, email direct marketing and online market research. We have won over 100 awards, most recently highlighted by three 2004 ADDY Awards for Heineken Headline “Hoax”, AOL RED and Delta MINI Cooper; the 2004 Doubleclick Insight Award, also for Heineken Headline “Hoax”, and a One Show Interactive 2004 Merit Award, for GE Aircraft Engines.

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

We believe the following accounting policies are critical to the understanding of the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	revenue recognition,
•	allowance for doubtful accounts,
•	accounting for restructuring liabilities,
•	incentive compensation,
•	accounting for income taxes,
•	valuation of long-lived assets and goodwill, and
•	lease guarantees.

Revenue Recognition

We recognize revenues as services are rendered in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). For the three and six months ended June 30, 2004 and 2003, approximately 90% of our fee-based revenues were derived from fixed-fee and retainer-based assignments. Unbilled revenues represent labor costs incurred and estimated earnings in excess of billings and production and other client-reimbursable out-of-pocket costs incurred in excess of billings. Amounts billed to clients in excess of revenues recognized to date are classified as deferred revenues. Our clients hire us on a fixed-fee, retainer or time-and-materials basis. We reassess our estimated costs on fixed-fee engagements periodically and, as needed for specific engagements, losses are accrued to the extent that costs incurred and anticipated costs to complete engagements exceed total anticipated billings. Provisions for losses on uncompleted fixed-fee contracts, if any, are recognized in the period in which such losses are determined. The cost of online media and email campaigns we purchased for our clients is not included in revenue because we act as an agent on behalf of our clients. Out-of-pocket and other pass-through expenses are recognized as revenue in the period incurred.

Allowance for Doubtful Accounts

We assess the required amount of allowance for doubtful accounts based on past experience and the review of the aging and analysis of specific accounts, including the financial condition of our clients and the cyclical nature of the industries in which they operate.

Accounting for Restructuring Liabilities

Restructuring charges include the costs associated with our restructuring actions taken in the periods presented. Charges were recorded at the time the decision was made and plans were approved to restructure operations. The charges consisted of actual and estimated costs that were incremental to our ongoing operations and were incurred to close offices, reduce excess office facilities and equipment, and terminate employees. The liability for the excess office facilities is equal to the present value of the future minimum lease payments, including applicable operating expenses, under contractual obligations offset by the present value of estimated future sublease payments from our existing subtenants. If our assumptions about future events are more or less favorable that those we have projected, we may be required to adjust existing accrued restructuring liabilities associated with this excess office space (see Note 4 of Notes to Consolidated Financial Statements). The principal future events that we have considered in determining estimated costs associated with the excess space relate to operating cost escalation assumptions, the ability of our sub-tenants to continue to meet their obligations and our expected inability to further sublet our excess office space.

We continue to pursue potential sublease opportunities for all of our excess office space. Should we be able to sublease any of our excess office space, we would reverse the appropriate portion of the existing restructuring accrual related to the respective facility at such time.

Incentive Compensation

We accrue for incentive compensation expense based upon a number of factors, including Company performance-based criteria such as revenues, contribution and net income targets. The incentive compensation program is a discretionary plan requiring approval of the compensation committee of the Board of Directors. Since the charges associated with the incentive compensation program are based upon forecasted annual results there may be significant fluctuations in the expense and the resulting impact on results from operations from one reporting period to the next.

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

Historically, we have not taken benefits for losses generated by most of our foreign entities since we concluded that it is not more likely than not that the benefit will be realized. Accordingly, as of June 30, 2004, we have recorded a valuation allowance of $0.4 million against our deferred tax assets related to our London operations due to the fact that this operation has experienced cumulative losses in recent years. However, the London office has generated operating profits in five of the last six quarters. Should this trend in operating profits continue we may reverse this valuation allowance in the near term.

At June 30, 2004 deferred tax assets were $16.3 million, net of a $0.4 million valuation allowance. The net deferred tax assets of $16.3 million represents net operating loss carry forwards and deductible temporary differences, which are more likely than not to be utilized in the future. We considered all of the available evidence in evaluating the recoverability of our deferred tax assets; however, a change in circumstances, including expectations as to our projected future taxable income, may have a material impact on the recoverability of deferred tax assets and on future operating results.

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

Merger Agreement

On July 15, 2004, we announced that we have signed a merger agreement among Digitas Inc. (“Digitas”) and Digitas Acquisition Corp. under which Digitas will acquire us in a stock-for-stock transaction. Under the terms of the agreement, at the closing date each outstanding share of the our common stock will be exchanged for .70 shares of Digitas common stock, and each outstanding option or warrant exercisable into our common stock will be assumed by Digitas and become exercisable into Digitas common stock, with appropriate adjustments based on the merger exchange ratio. The transaction, which is subject to customary closing conditions, including regulatory approval and approval of the stockholders of both companies, is currently expected to close in the fourth quarter of 2004.

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

CentrPort website metric analysis services are provided to our clients pursuant to a reseller agreement between us and CentrPort. We paid CentrPort $0.3 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, and $0.3 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively, for services performed. Additionally, we received commissions from CentrPort for referred clients of $0.5 million for each of the three months ended June 30, 2004 and 2003, and $0.5 million for each of the six months ended June 30, 2004 and 2003. These commissions have been included in revenues in the consolidated statements of operations.

We are the guarantor for CentrPort’s obligations under their lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of June 30, 2004, the aggregate remaining base rent and operating expenses due under this lease was $5.1 million, subject to adjustment in accordance with the terms of the lease. This balance reduces by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. In addition, upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Furthermore, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

We have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, we believe the criteria to accrue a loss contingency under SFAS No. 5, Accounting for Loss Contingencies, which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonably estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of June 30, 2004, no provision has been recorded for this potential liability.

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

Our ten largest clients accounted for 90% of consolidated revenues for each of the three months ended June 30, 2004 and 2003, and 88% and 86% of consolidated revenues for the six months ended June 30, 2004 and 2003, respectively. Delta Air Lines, Hewlett Packard, IBM and General Motors accounted for 23%, 15%, 10% and 10% of our revenues, respectively, in the three months ended June 30, 2004. Delta Air Lines, Hewlett Packard, IBM and General Motors accounted for 22%, 12%, 12% and 12% of our revenues, respectively, in the six months ended June 30, 2004. Delta Air Lines, General Motors and IBM accounted for 19%, 18% and 13% of our revenues, respectively, in the three months ended June 30, 2003. Delta Air Lines, General Motors and IBM accounted for 23%, 20% and 10% of our revenues, respectively, in the six months ended June 30, 2003. We expect a relatively high level of client concentration to continue which may not necessarily involve the same clients from period to period.

Delta Air Lines represented 30% of the total gross accounts receivable as of June 30, 2004. Thirty-one percent of this Delta accounts receivable balance is associated with media transactions whereby we act as an agent on behalf of Delta, and Delta is primarily responsible for the obligations to the media property. Delta has stated in its periodic report on Form 10-Q filed with the SEC on May 10, 2004, that if it cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets on acceptable terms, it will need to pursue alternative courses of action intended to make Delta Air Lines viable for the long-term, including the possibility of seeking to restructure its costs under Chapter 11 of the U.S. Bankruptcy Code. We continue to monitor this situation and have taken steps to reduce the financial risk to us in case of the further deterioration of the financial condition of Delta and the filing of bankruptcy under Chapter 11.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues. Revenues increased $0.6 million, or 4%, to $15.9 million for the three months ended June 30, 2004 from $15.3 million for the three months ended June 30, 2003. This increase in revenues was primarily attributable to an increase in the non fee component of revenues of $0.5 million. The increase in revenues was also attributable to the beneficial effect of foreign exchange rates on revenues and to an increase in billed hours offset to a large extent by a decrease in average fee per billed hour. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.3 million during the second quarter of 2004 compared with 2003, due to the strengthening of the British Pound compared to the U.S. Dollar. Total billed hours increased from 72,000 billed hours during the three months ended June 30, 2003 to 75,000 hours for the same period in 2004. By location, billed hours remained flat at 62,000 hours in the U.S. and increased 3,000 to 13,000 in London. Average fee per billed hour decreased $12 from $196 during the second quarter of 2003 to $184 during the same period in 2004.

Cost of Revenues. Cost of revenues increased $1.7 million, or 25%, to $8.4 million for the three months ended June 30, 2004 from $6.7 million for the three months ended June 30, 2003. This increase in cost of revenues was primarily due to an increase in full time equivalent employees (“FTEs”), in which the average number of FTEs increased by 26 from 208 average FTEs during the second quarter of 2003 to 234 average FTEs during the second quarter of 2004, which drove additional employee compensation and related expenses.

Gross Profit. Gross profit margin decreased to 48% of revenues for the three months ended June 30, 2004, from 56% for the three months ended June 30, 2003. This decrease was primarily due to lower utilization (billed hours divided by total capacity hours of billable employees) of 70% for the three months ended June 30, 2004 compared with 75% for the same period in 2003 as well as a decrease in the average fee per billed hour of $12 from $196 during the second quarter of 2003 to $184 during the second quarter of 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.3 million, or 6%, to $5.1 million for the three months ended June 30, 2004 from $4.9 million for the three months ended June 30, 2003. The increase in selling, general and administrative expenses were primarily due to transaction costs associated with the merger with Digitas, an increase in professional fees related to a Sarbanes-Oxley project and recruitment expenses, offset by a decrease in employee compensation and related expenses.

Restructuring and Other Credits. Restructuring and other credits was $0.5 million for the three months ended June 30, 2004 and was caused by a favorable resolution of the contractually required market rent review in our London office and to changes in estimates regarding the underlying assumptions related to our excess office space.

Depreciation and Amortization. Depreciation and amortization decreased $0.4 million, or 42%, to $0.5 million for the three months ended June 30, 2004 from $0.9 million for the three months ended June 30, 2003. The decrease in depreciation and amortization was attributable to certain assets becoming fully depreciated during 2003 and 2004.

Interest Income. Interest income increased $0.1 million to $0.2 million for the three months ended June 30, 2004 compared $0.1 million for the three months ended June 30, 2003. This was primarily attributable to higher average cash and marketable securities balances for the second quarter of 2004 as compared to the same period in 2003 as well as an increase in average interest rates on investments in marketable securities.

Other Income (Expense), Net. Other income (expense), net increased $0.2 million to $0.03 million for the three months ended June 30, 2004 from $(0.2) million for the three months ended June 30, 2003. Other income (expense), net, increased primarily due to receipt of $0.2 million in proceeds from the gain on the sale of a minority investment in a private company.

Provision for Income Taxes. The provision for income taxes for the three months ended June 30, 2004 was $0.8 million compared to $1.1 million for the three months ended June 30, 2003. The decrease in the effective income tax rate from 40% for the three months ended June 30, 2003 to 29% for the three months ended June 30, 2004, was primarily attributable to the change in the mix of earnings from the Company’s London subsidiary versus the U.S. operations. Earnings from the London subsidiary have been offset by the net operating loss carryforwards and therefore have an effective tax rate of zero. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective tax rates differ from the federal statutory rates due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

Loss from Discontinued Operations. In April 2004, the Company announced its decision to close its office in São Paolo, Brazil, due to adverse market conditions and lower revenues. Operations of this office ceased in the second quarter of 2004. The operating loss for discontinued operations of $0.5 million for the three months ended June 30, 2004 included $0.3 million of asset impairments, severance, lease settlements and other costs. In addition, a tax benefit of $0.4 million was recorded as a component of discontinued operations as a result of the $1.0 million write-off of the investment in the São Paolo office.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues. Revenues increased $1.6 million, or 5%, to $31.2 million for the six months ended June 30, 2004 from $29.6 million for the six months ended June 30, 2003. This increase in revenues was primarily attributable an increase in total billed hours, partially offset by a reduction in overall average fee per billed hour. Total billed hours increased from 141,000 billed hours during the six months ended June 30, 2003 to 149,000 billed hours during the same period in 2004. By location, billed hours decreased by 1,000 to 119,000 in the U.S. offset by an increase in billed hours of 9,000 to 30,000 in London. Average fee per billed hour decreased from $194 during the first half of 2003 to $192 during the same period in 2004. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.7 million during the first half of 2004 compared with 2003, due to the strengthening of the British Pound compared to the U.S. Dollar.

Cost of Revenues. Cost of revenues increased $2.2 million, or 15%, to $16.4 million for the six months ended June 30, 2004 from $14.3 million for the six months ended June 30, 2003. This increase in cost of revenues was primarily due to an increase in full time equivalent employees (“FTEs”), in which the average number of FTEs increased by 27 from 205 average FTEs during the first half of 2003 to 232 average FTEs during the first half of 2004, which drove additional employee compensation and related expenses.

Gross Profit. Gross profit margin decreased to 47% of revenues for the six months ended June 30, 2004, from 52% for the six months ended June 30, 2003. This decrease was primarily due to lower utilization (billed hours divided by total capacity hours of billable employees) of 70% for the six months ended June 30, 2004 compared with 75% for the same period in 2003, in which billed hours increased by 8,000 hours or 6% and capacity hours increased by 26,000 hours or 14%. In addition, the decrease in gross profit was attributable to a decrease in the average fee per billed hour of $2 from $194 during the first half of 2003 to $192 during the first half of 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased $0.9 million, or 9%, to $10.5 million for the six months ended June 30, 2004 from $9.6 million for the six months ended June 30, 2003. The increase in selling, general and administrative expenses were primarily due to an increase in professional fees related to a Sarbanes-Oxley project, transaction costs associated with the transaction with Digitas, recruiting expenses and facilities related expenses, partially offset by a decrease in employee compensation and related expenses.

Restructuring and Other Credits. Restructuring and other credits was $0.5 million for the three months ended June 30, 2004 and was caused by a favorable resolution of the contractually required market rent review in our London office and to changes in estimates regarding the underlying assumptions related to our excess office space.

Depreciation and Amortization. Depreciation and amortization decreased $0.8 million, or 42%, to $1.0 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003. The decrease in depreciation and amortization was attributable to certain assets becoming fully depreciated during 2003 and 2004.

Interest Income. Interest income remained flat at $0.3 million for the six months ended June 30, 2004 compared with the six months ended June 30, 2003. This was primarily attributable to higher average cash and marketable securities balances during the first half of 2004 as compared to the same period in 2003, partially offset by a decrease in average interest rates.

Other Income (Expense), Net. Other income (expense), net decreased $0.2 million to $(0.1) million for the six months ended June 30, 2004 from $(0.3) million for the six months ended June 30, 2003. Other income (expense), net, decreased primarily due to receipt of $0.2 million in proceeds from the gain on the sale of a minority investment in a private company.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2004 was $1.2 million compared to $1.5 million for the six months ended June 30, 2003. The effective income tax rate was 31% for the six months ended June 30, 2004 compared to an effective income tax rate of 38% for the six months ended June 30, 2003. The decrease in effective income tax rate of 38% for the six months ended June 30, 2003 to 31% for the six months ended June 30, 2004 was primarily attributable to the change in the mix of earnings from the Company’s London subsidiary versus the U.S. operations. Earnings from the London subsidiary have been offset by the net operating loss carryforwards and therefore have an effective tax rate of zero. We provide for income taxes in the jurisdictions in which we pay income taxes at the statutory rates in effect in each jurisdiction, adjusted for differences in providing for income taxes between financial reporting and income tax purposes. The effective tax rates differ from the federal statutory rates due to the impact of state taxes, non-deductible items and changes in the valuation allowances recorded against losses generated by certain foreign entities.

Loss from Discontinued Operations. In April 2004, the Company announced its decision to close its office in São Paolo, Brazil, due to adverse market conditions and lower revenues. Operations of this office ceased in the second quarter of 2004. The operating loss for discontinued operations of $0.6 million for the six months ended June 30, 2004 included $0.3 million of asset impairments, severance, lease settlements and other costs. In addition, a tax benefit of $0.4 million was recorded as a component of discontinued operations as a result of the $1.0 million write-off of the investment in our São Paolo office.

Liquidity and Capital Resources

We historically have financed our operations primarily from funds generated from operations. Net cash provided by operating activities was $1.1 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

Net cash used in investing activities was $30.7 million for the six months ended June 30, 2004 compared to $0.3 million for the six months ended June 30, 2003. During the first six months of 2004, we invested $0.3 million in capital expenditures and purchased $44.0 million of marketable securities. In addition, during the first six months of 2004 we collected $0.05 million of notes receivable, sold $12.3 million of marketable securities and received $1.3 million in restricted cash related to our letter of credit which was reduced for our San Francisco office space. As of December 31, 2003, this restricted cash was included in “Prepaid expenses and other current assets” on the consolidated balance sheet. We anticipate spending approximately $2 million on capital expenditures during the year ended December 31, 2004.

Net cash provided by (used in) financing activities was $3.7 million for the six months ended June 30, 2004 compared to $(0.3) million for the six months ended June 30, 2003. Our primary source of cash from financing activities for the six months ended June 30, 2004 and 2003 were proceeds from the exercise of employee stock options and purchases under the employee stock purchase plan of $4.2 million and $0.1 million, respectively. Offsetting these items for the six months ended June 30, 2004 and 2003 were repayments of debt and capital lease obligations of $0.1 million and $0.2 million, respectively, and the purchase of treasury stock for $0.4 million and $0.1 million, respectively.

In 2004, cash flow from financing activities may fluctuate based on possible purchases of our common stock as a result of the exercise of stock options.

We believe that our cash on hand and short-term investments together with funds generated from operations will be sufficient to meet our capital needs for at least the next twelve months.

We are the guarantor for CentrPort’s obligations under its lease for office space at 450 Post Road East, Westport, Connecticut, for 16,900 square feet, which expires on June 30, 2010, subject to renewal. As of June 30, 2004, the aggregate remaining base rent and estimated operating expenses due under this lease was $5.1 million, subject to adjustment in accordance with the terms of the lease. This balance will be reduced by approximately $0.8 million per year through June 30, 2010. The lease provides that once 50% of the original lease term has expired, which will occur in July 2005, this guaranty may be replaced with an irrevocable letter of credit in favor of the landlord in an amount not to exceed the remaining base rent. Upon expiration of 50% of the lease term, CentrPort is required to obtain such a letter of credit. Additionally, CentrPort has agreed to cooperate with us to secure our release from our guaranty prior to that time, if possible. In the event that CentrPort were to default on its lease obligation, we would be liable for the aggregate remaining base rent and operating expenses at the time of default by CentrPort. In the event of a default, we would take all appropriate action to be reimbursed for this liability.

We have considered the need to record a provision for this potential liability. Although we believe it is reasonably possible that an accrual of a loss contingency for the CentrPort lease guarantee in the future may be warranted, due to the significance of the uncertainties surrounding this matter, we believe the criteria to accrue a loss contingency under SFAS No. 5, Accounting for Loss Contingencies, which states that a loss contingency should be accrued when the loss contingency is probable and such amount is reasonable estimable, has not been met. For example, if CentrPort were sold, a portion of the proceeds could be used to satisfy all or some of this lease obligation which affects the amount and timing of any potential future liability. Other factors that add to the uncertainty of estimating any potential future loss contingency include CentrPort’s ability to obtain additional financing and the level of acceptance of their products and services by their current and potential clients. Accordingly, as of June 30, 2004, no provision has been recorded for this potential liability.

In October 2002, we established a program to repurchase over an eighteen month period up to $5.0 million of our common stock. The timing and amount of purchases will be dependent upon a number of factors, including the price and availability of our common stock, general market conditions and other uses of funds. The program expired in April 2004. In aggregate we purchased 57,790 shares of common stock at an average price of $2.25 per share for a total cost of $0.1 million as of the expiration date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our consolidated financial statements are denominated in U.S. dollars. For the three months ended June 30, 2004 and 2003, we derived 16% and 13%, respectively, of our revenues from operations outside of the U.S. For the six months ended June 30, 2004 and 2003, we derived 18% and 13%, respectively, of our revenues from operations outside of the U.S. We face foreign currency risks primarily as a result of the revenues that we receive from services delivered through our foreign subsidiary. This subsidiary incurs most of its expenses in the local currency. Accordingly, our foreign subsidiary uses the local currency as its functional currency. We are also exposed to foreign exchange rate fluctuations with respect to the British Pound as the financial results of the foreign subsidiary are translated into U.S. dollars for consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact net income (loss) and operating performance. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.3 million during the second quarter of 2004 compared with 2003, due to the strengthening of the British Pound compared to the U.S. Dollar. The beneficial effect of foreign exchange rate fluctuation on revenues was $0.7 million during the first half of 2004 compared with 2003, due to the strengthening of the British Pound compared to the U.S. Dollar. Currently, we do not hedge foreign currency transactions into U.S. dollars because we believe that, over time, the cost of a hedging program will outweigh any benefit of greater predictability in our U.S. dollar-denominated results. However, we will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to our operations.

We are exposed to interest rate risk primarily through our investments in cash equivalents and marketable securities. Our investment policy calls for investment in low risk instruments and we have limited our exposure to interest rate risk by investing in securities with maturities of two years or less and our weighted average maturity will be no more than one year.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2004, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning in August 2001, a number of substantially identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming as defendants Modem Media, Inc., certain of our officers (G.M. O’Connell, Chairman, Steven Roberts, former Chief Financial Officer, and, in certain actions, Robert C. Allen II, a former Board member, a Managing Director and former President), and certain named underwriters of our initial public offering (FleetBoston Robertson Stephens, Inc., BankBoston Robertson Stephens, Inc., Bear Stearns & Co., Inc., Nationsbanc Montgomery Securities and Banc of America Securities LLC) (the “Underwriters”). The complaints have since been consolidated into a single action, and a consolidated amended complaint was filed on April 24, 2002. The amended complaint alleges, among other things, that the underwriters of our initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement and by engaging in manipulative practices to artificially inflate the price of Modem Media stock in the after-market subsequent to the IPO. The Modem Media defendants are named in the amended complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 on the basis of an alleged failure to disclose the Underwriters’ alleged compensation arrangements and manipulative practices. The complaint seeks unspecified damages. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding.

On June 30, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. The settlement would provide, among other things, a release of Modem Media, Inc. and of the individual defendants for the conduct alleged in the action to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the IPO Litigations. The settlement is partial because the Underwriters are not party to the settlement. We understand that a large majority of the other issuer defendants in the consolidated actions have also conditionally approved the proposed settlement.

If the settlement is not finalized, we will continue to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation if the litigation is not settled. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

In August 2001, our subsidiary, Modem Media Canada, Inc., brought suit against its landlord, City Core Properties, Ltd., in Ontario Supreme Court for breach of an office lease on the basis that the landlord did not complete the building into which Modem Media Canada was to move. Modem Media Canada is claiming approximately $1.2 million in damages. The landlord has counter-sued us, Modem Media Canada and certain of our officers and directors for breach of lease and is seeking damages in the amount of approximately $16.0 million. The landlord and his brother have been added personally as defendants in the lawsuit. The office space was repossessed by a mortgage holder and has been sold to an unrelated third party. We currently have a trial scheduled for April 2005. We believe that there is no basis for the counterclaims, we have meritorious defenses to the counterclaims and we intend to defend this action vigorously. Based on this belief, we believe that the resolution of these matters will not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 15, 2004, our board of directors voted to amend its existing Rights Agreement dated June 18, 2001 by and between Equiserve Trust Company, N.A. and us to exclude from the definition of an “acquiring person” any person who acquires 15% or more of our common stock in a consummation of the transactions contemplated by the Agreement and Plan of Merger dated as of the July 15, 2004 among Digitas Inc., and Digitas Acquisition Corp. and us. The Amendment No. 1 dated as of July 15, 2004 to the Rights Agreement is attached hereto as Exhibit 4.5(a) and is incorporated in its entirety herein by reference from our Registration Statement on Form 8-A/A that was filed on July 15, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 25, 2004, we held our Annual Meeting of Stockholders at the Stamford Marriott Hotel in Stamford, Connecticut.

(b) At the Annual Meeting, our stockholders elected six Directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The votes were cast for each of the following Director nominees or were withheld with respect to such nominees, as follows:

	Votes

	For	Withheld

Robert H. Beeby	24,187,940	403,332
Gerald M. O’Connell	23,695,421	895,851
Marc C. Particelli	24,310,376	280,896
Don Peppers	24,300,300	290,972
Donald L. Seeley	24,230,004	361,268
Joseph Zimmel	24,189,018	402,254

(c) In addition to the election of Directors, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2004. The following votes were cast with respect to such appointment:

For:	24,265,560
Against:	324,408
Abstain:	1,304

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated March 13, 2003 among Digitas, Digitas Acquisition Corp. and Modem Media, Inc. (1)

4.5(a)	Amendment No.1 dated June 25, 2004 to Rights Agreement between the Company and Equiserve Trust Company, N.A. (2)

10.2(p)	Letter Agreement by and between the Company and Frank J. Connolly, Jr. dated June 1, 2004

10.2(q)	Letter Agreement by and between the Company and Michael de Kare-Silver dated June 1, 2004

10.2(r)	Letter Agreement by and between the Company and Sloane Levy dated June 1, 2004

10.2(s)	Letter Agreement by and between the Company and David P. Lynch dated June 1, 2004

10.2 (t)	Letter Agreement by and between the Company and Gerald M. O’Connell dated July 14, 2004

10.2(u)	Letter Agreement by and between the Company and Marc C. Particelli dated June 1, 2004

10.10(c)	Amendment dated June 25, 2004 to Amended and Restated Reseller Agreement dated March 13, 2003 between the Company and CentrPort, Inc.

31.1	Certification of Marc C. Particelli, President and Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Marc C. Particelli, President and Chief Executive Officer and Frank J. Connolly, Jr., Chief Financial Officer of Modem Media, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report filed on Form 8-K on July 15, 2004.

(2)	Incorporated by reference to the Company’s Registration Statement filed on Form 8-A/A on July 15, 2004.

(b)	Reports on Form 8-K

We filed a Form 8-K, dated April 29, 2004, reporting in Items 7, 9 and 12 that we issued a press release reporting our results of operations for the first quarter 2004 and guidance as to future results of operations for second quarter 2004.

We filed a Form 8-K, dated July 15, 2004 reporting in Item 5 that we announced that we entered into Agreement and Plan of Merger among Digitas, Inc. and Digitas Acquisition Corp., which merger is expected to close during the fourth quarter 2004, subject to customary conditions to closing, whereby we would continue as a surviving corporation and that on July 15, 2004, we issued a joint press release with Digitas, Inc. to this effect. In addition in this Form 8-K, we reported in Items 9 and 12 that we issued a press release reporting our results of operations for the second quarter 2004 and guidance for the second half of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2004	MODEM MEDIA, INC.
	By	/s/ FRANK J. CONNOLLY, JR.

Frank J. Connolly, Jr. Chief Financial Officer (Principal Financial Officer)
	By	/s/ BRIAN J. DICK

Brian J. Dick Vice President, Controller (Principal Accounting Officer)